Form 10-Q
period 2004-06-30
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2004-08-12
CIK 1043565

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004

Commission File Number 0-50735

                     SMITH BARNEY POTOMAC FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                                    13-3937275
--------------------------------------------------------------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                  Yes____ No X

                     SMITH BARNEY POTOMAC FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX
                                                                      Page
                                                                     Number


PART I - Financial Information:

     Item 1. Financial Statements:

               Statements of Financial Condition at
               June 30, 2004 and December 31, 2003
               (unaudited).                                            3

               Condensed Schedules of Investments at
               June 30, 2004 and December 31, 2003
               (unaudited).                                          4 - 5

               Statements of Income and Expenses
               and Partners' Capital for the three
               and six months ended June 30,
               2004 and 2003 (unaudited).                              6

               Statements of Cash Flows for the three and six
               months ended June 30, 2004 and 2003
               (unaudited).                                            7

               Notes to Financial Statements
               (unaudited).                                          8 - 12

     Item 2.   Management's  Discussion  and Analysis
               of Financial  Condition and
               Results of Operations.                               13 - 15

     Item 3.   Quantitative and Qualitative
               Disclosures about Market Risk.                       16 - 17

     Item 4. Controls and Procedures.                                  18

PART II - Other Information                                            19

                                     PART I

                          Item 1. Financial Statements

                     Smith Barney Potomac Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)



                                                                 June 30,      December 31,
                                                                  2004            2003
                                                               ----------     ------------
Assets:

Equity in commodity futures trading account:
  Cash (Restricted $6,461,598 and $12,244,698 in
       2004 and 2003, respectively)                            $128,131,899   $ 99,381,393
  Net unrealized appreciation  on open futures contracts               --        4,672,048
  Unrealized appreciation on open forward contracts                      92           --
                                                               ------------   ------------
                                                                128,131,991    104,053,441
Interest receivable                                                  85,161         59,064
                                                               ------------   ------------
                                                               $128,217,152   $104,112,505
                                                               ============   ============
Liabilities and Partners' Capital

Liabilities:
 Net unrealized depreciation on open futures contracts         $  2,949,204   $    175,717
 Unrealized depreciation on open forward contracts                   18,850           --
 Accrued expenses:
  Commissions                                                       667,311        574,758
  Management fees                                                   204,107        175,717
  Incentive fees                                                       --          594,066
  Other fees                                                         76,567         91,208
Redemptions Payable                                                 722,396        340,328
                                                               ------------   ------------
                                                                  4,638,435      1,776,077
                                                               ------------   ------------
Partners' Capital:
  General Partner 729.3902 and  637.1691 unit
    equivalents outstanding in 2004 and 2003, respectively        1,195,835        791,542
Limited Partners 74,646.6277 and 62,120.5161 Redeemable
   Units of Limited Partnership Interest outstanding in 2004
   and 2003, respectively                                       122,382,882    101,544,886
                                                               ------------   ------------
                                                                123,578,717    102,336,428
                                                               ------------   ------------
                                                               $128,217,152   $104,112,505
                                                               ============   ============


See Accompanying Notes to Unaudited Financial Statements.

                     Smith Barney Potomac Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

Sector                                 Contract                                          Fair Value
-----------------------                ----------------------------------           ----------------
Currencies
                                       Futures contracts sold (1.19)%                  $  (1,472,052)
                                       Futures contracts purchased (0.48)%                  (595,769)
                                                                                    ----------------
  Total Currencies  (1.67)%                                                               (2,067,821)
                                                                                    ----------------

Total (0.00)%*                         Futures contracts sold (0.00)%*                        (6,477)
                                                                                    ----------------

Total Interest Rates Non-U.S. (0.51)%  Futures contracts sold (0.51)%                       (627,953)
                                                                                    ----------------

Total Interest Rates  (0.21)%          Futures contracts purchased  (0.21)%                 (263,600)
                                                                                    ----------------
Metals
                                       Unrealized depreciation on forward contracts (0.02)%  (18,850)
                                       Unrealized appreciation on forward contracts 0.00%*        92
                                                                                    ----------------
  Total Metals  (0.02)%                                                                      (18,758)
                                                                                     ---------------
Indices
                                       Futures contracts sold  (0.02)%                       (21,231)
                                       Futures contracts purchased  0.03%                     37,878
                                                                                    ----------------
  Total indices 0.01%                                                                         16,647
                                                                                    ----------------

Total Fair Value  (2.40)%                                                              $  (2,967,962)
                                                                                    ================
                                                                                % of
                                            Investments at Fair             Investments at
Country Composition                              Value                       Fair Value
-----------------------                      -----------------             ----------------
Canada                                       $        (13,950)                     (0.47)%
Germany                                              (193,152)                     (6.50)
Hong Kong                                              (1,071)                     (0.04)
Japan                                                (109,583)                     (3.69)
Spain                                                 (10,045)                     (0.34)
United Kingdom                                       (388,083)                    (13.08)
United States                                      (2,252,078)                    (75.88)
                                            ------------------                   --------
                                             $     (2,967,962)                   (100.00)%
                                            ==================                  =========

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financials Statements

                     Smith Barney Potomac Futures Fund L.P.
                       Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                    Contract                                           Fair Value
-----------------------                   -----------------------                        ----------------
Currencies
                                          Futures contracts purchased 5.40%                   $5,520,628
                                          Futures contracts sold (2.40)%                      (2,454,608)
                                                                                             -----------
  Total Currencies 3.00%                                                                       3,066,020
                                                                                             -----------

Total Energy 0.50%                        Futures contracts purchased 0.50%                      515,673
                                                                                              -----------

Total Interest Rates U.S. (0.14)%         Futures contracts purchased (0.14)%                   (146,125)
                                                                                              -----------
Interest Rates Non-U.S
                                          Futures contracts purchased (0.06)%                    (57,653)
                                          Futures contracts sold (0.11)%                        (117,205)
                                                                                             -----------
  Total Interest Rates Non-U.S.  (0.17)%                                                        (174,858)
                                                                                             -----------

Total Indices 1.38%                       Futures contracts purchased 1.38%                    1,411,338
                                                                                             -----------

Total Fair Value 4.57%                                                                        $4,672,048
                                                                                             ===========

                                                          Investments                         % of Investments
Country Composition                                     at Fair Value                         at Fair Value
--------------------------                              -------------                          -------------
Canada                                                   $    10,640                                  0.23%
Germany                                                      319,577                                  6.84
Japan                                                            240                                  0.00*
Spain                                                         88,872                                  1.90
United Kingdom                                               254,985                                  5.46
United States                                              3,997,734                                 85.57
                                                          ----------                                -------
                                                          $4,672,048                                100.00%
                                                          ===========                               =======


Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements

                     Smith Barney Potomac Futures Fund L.P.
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                        June 30,
                                                           -------------------------    --------------------------------
                                                                2004           2003            2004              2003
                                                           ------------- -----------    -------------       ------------
Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains (losses) on closed positions           $  (8,498,505)   $   5,895,080    $  15,214,930    $  15,819,406
  Change in unrealized gains/losses on open
    positions                                              (6,469,876)      (1,115,082)      (7,640,010)      (2,724,474)
                                                        -------------    -------------    -------------    -------------
                                                          (14,968,381)       4,779,998        7,574,920       13,094,932
  Interest income                                             235,458          153,830          447,798          307,021
                                                        -------------    -------------    -------------    -------------
                                                          (14,732,923)       4,933,828        8,022,718       13,401,953
                                                        -------------    -------------    -------------    -------------

Expenses:
 Brokerage commissions including clearing fees of
  $39,788, $40,397, $86,304 and $72,068, respectively       2,093,872        1,240,558        4,151,125        2,390,452
  Management fees                                             621,472          364,152        1,231,248          702,422
  Other                                                         6,149           25,363           12,947           57,754
  Incentive fees                                                    _          629,985        3,973,895        1,731,702
                                                        -------------    -------------    -------------    -------------
                                                            2,721,493        2,260,058        9,369,215        4,882,330
                                                        -------------    -------------    -------------    -------------

  Net income (loss)                                       (17,454,416)       2,673,770       (1,346,497)       8,519,623
  Additions - Limited Partners                             20,036,000        6,150,000       35,628,000       18,874,000
            - General Partner                                 160,000             --            410,000             --
  Redemptions                                              (6,140,967)      (8,368,443)     (13,449,214)     (15,224,089)
                                                        -------------    -------------    -------------    -------------
  Net increase (decrease)  in Partners' capital            (3,399,383)         455,327       21,242,289       12,169,534

Partners' capital, beginning of period                    126,978,100       66,576,865      102,336,428       54,862,658
                                                        -------------    -------------    -------------    -------------
Partners' capital, end of period                        $ 123,578,717    $  67,032,192    $ 123,578,717    $  67,032,192
                                                        =============    =============    =============    =============
Net asset value per  Redeemable Unit
  (75,376.0179 and 41,976.4493 Units outstanding
  at June 30, 2004 and 2003, respectively)              $    1,639.50    $    1,596.90    $    1,639.50    $    1,596.90
                                                        =============    =============    =============    =============

Net income (loss) per Redeemable Unit of Limited
     Partnership Interest and General Partner
     Unit equivalent                                   $     (238.11)   $       59.06    $        4.86    $      202.62
                                                        =============    =============    =============    =============

See Accompanying Notes to Unaudited Financial Statements

                     Smith Barney Potomac Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              Three Months Ended              Six Months Ended
                                                                                   June 30,                        June 30,
                                                                      ------------------------------  ------------------------------
                                                                           2004             2003             2004            2003
                                                                      --------------- --------------  --------------- -------------
Cash flows from operating activities:
   Net Income (loss)                                                $ (17,454,416)    $  2,673,770     $ (1,346,497)    $ 8,519,623
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Changes in operating assets and liabilities:
          Net unrealized appreciation on open futures positions         6,451,118        1,101,656        7,621,252       2,710,366
          Unrealized (appreciation) depreciation on open forward
            contracts                                                         (92)          17,686              (92)            413
          (Increase) decrease in interest
            receivable                                                     (2,288)           8,339          (26,097)         (5,262)

          Unrealized appreciation (depreciation) on open forward
          contracts                                                        18,850           (4,257)          18,850          13,695
       Accrued expenses:
          Increase (decrease) in commission payable                       (62,544)          (4,026)          92,553          86,735
          Increase (decrease) in management fees payable                  (19,061)          (1,246)          28,390          26,471
          Increase (decrease) in incentive fees                        (3,973,895)        (471,732)        (594,066)        629,985
          Increase (decrease) in other                                    (21,439)          25,363          (14,641)         57,754
       Increase in redemptions payable                                    156,251        1,641,973          382,068       5,115,223
                                                                    -------------    -------------    -------------    -------------
              Net cash provided by (used in) operating activities     (14,907,516)       4,987,526        6,161,720      17,155,003
                                                                    -------------    -------------    -------------    -------------

Cash flows from financing activities:
   Proceeds from additions Limited Partners                            20,036,000        6,150,000       35,628,000      18,874,000
   Proceeds from additions General Partner                                160,000             --            410,000             --
   Payments for redemptions                                            (6,140,967)      (8,368,443)     (13,449,214)    (15,224,089)
                                                                    -------------    -------------    -------------    -------------
              Net cash provided by (used in) financing activities      14,055,033       (2,218,443)      22,588,786       3,649,911
                                                                    -------------    -------------    -------------    -------------
              Net change in cash                                         (852,483)       2,769,083       28,750,506      20,804,914
              Cash, at beginning of period                            128,984,382       71,342,618       99,381,393      53,306,787
                                                                    -------------    -------------    -------------    -------------
              Cash, at end of period                               $  128,131,899    $  74,111,701    $ 128,131,899    $ 74,111,701
                                                                    =============    =============    =============    =============


See Accompanying Notes to Unaudited Financial Statements

                     Smith Barney Potomac Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


1.   General:

     Smith Barney Potomac Futures Fund L.P. (the "Partnership") is a limited partnership which was organized on March 14, 1997 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell an unlimited number of redeemable units of Limited Partnership Interest ("Redeemable Units") during its initial offering period. The Partnership continues to offer Redeemable Units.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2004, all trading decisions for the Partnership are made by Campbell & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Registration Statement on Form 10-12 G/A filed with the Securities and Exchange Commission on June 1, 2004.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Smith Barney Potomac Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2004 and 2003 were as follows:


                                            Three Months Ended       Six Months Ended
                                                June 30,                   June 30,
                                         ----------   ----------    ---------   ---------
                                              2004        2003         2004         2003
                                         ----------   ----------    --------    ---------
Net realized and unrealized gains
(losses) *                              $  (232.78)    $  78.19    $   76.22    $  254.02
Interest income                               3.19         3.40         6.38         6.93
Expenses **                                  (8.52)      (22.53)      (77.74)      (58.33)
                                         ---------    ---------    ---------    ---------


Increase (decrease)  for the period        (238.11)       59.06         4.86       202.62
Net Asset Value per Redeemable
 Unit, beginning of period                1,877.61     1,537.84     1,634.64     1,394.28
                                         ---------    ---------    ---------    ---------
Net Asset Value per Redeemable
Unit, end of period                     $ 1,639.50   $ 1,596.90   $ 1,639.50   $ 1,596.90
                                         =========    =========    =========    =========

*   Includes brokerage commissions.
**  Excludes brokerage commissions.

                     Smith Barney Potomac Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


                                      Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       -----------------   -----------------
                                         2004       2003     2004       2003
                                        -----      -----    -----      -----
Ratio to average net assets: ***
 Net investment loss before
  incentive fees ****                   (8.1)%     (8.6)%    (8.5)%    (8.8)%
                                         ====      ====      ====      ====


 Operating expenses                      8.8%       9.5%      9.2%      9.7%
 Incentive fees                           --        0.9%      3.4%      2.6%
                                        ----        ----      ----     ----
Total expenses                           8.8%      10.4%     12.6%     12.3%
                                         ====      ====      ====      ====


Total return:
 Total return before incentive fees    (12.7)%      4.8%      3.5%     17.5%
  Incentive fees                       --          (1.0)%    (3.2)%    (3.0)%
                                       ----         ----     ----      ----
  Total return after incentive fees    (12.7)%      3.8%      0.3%     14.5%
                                        ====       ====      ====      ====

***  Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees)
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                     Smith Barney Potomac Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)




3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2004 and December 31, 2003, based on a monthly calculation, were $2,701,744 and $3,373,573, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2004 and December 31, 2003, were $(2,967,962) and $4,672,048, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.   Financial Instrument Risks:

     In the normal course of its business the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

                     Smith Barney Potomac Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)




     Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2004.

     The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital increased 20.8% from $102,336,428 to $123,578,717. This increase was attributable to sales of 20,046.6914 Redeemable Units of Limited Partnership Interest totaling $35,628,000 and 245.1601 General equivalent interests totaling $410,000, which was partially offset by the net loss from operations of $1,346,497 coupled with the redemption of 7,520.5799 Redeemable Units of Limited Partnership Interest totaling $13,449,214. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners' capital.

Results of Operations

     During the Partnership's second quarter of 2004 the net asset value per Redeemable unit decreased 12.7% from $1,877.61 to $1,639.50 as compared to an increase of 3.8% in the second quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $14,968,381. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, indices and metals, and were partially offset by gains in energy. The
Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $4,779,998. Gains were primarily attributable to the trading of commodity futures in currencies and U.S. and non-U.S. interest rates, and were partially offset by losses in energy, metals and indices.

     During the Partnership's six months ended June 30, 2004 the net asset value per Redeemable unit increased 0.3% from $1,634.64 to $1,639.50 as compared to an increase of 14.5% for the six months ended June 30, 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2004 of $7,574,920. Gains were primarily attributable to the trading of commodity futures in currencies, energy and U.S. and non-U.S. interest rates and were partially offset by losses in metals and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2003 of $13,094,932. Gains were primarily attributable to the trading of commodity futures in currencies, energy and U.S. and non-U.S. interest rates, and were partially offset by losses in indices and metals.

     The lack of persistent trends resulted in a difficult environment for the Partnership's Commodity Trading Advisor, which began precisely as the second quarter of 2004 got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In the second quarter of 2004, however, substantially opposing fundamental considerations along with benign short-term volatility greatly reduced the opportunities for the Advisor resulting in a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected U.S. economic data creating confusion with regard to forecasting the pace of Federal Reserve tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

     Trading in most market sectors was unprofitable for the Partnership except in the energy sector and European interest rates and currencies. The U.S. interest rate and global stock indices were the primary contributors to the losses while trading in crude oil, British pound and Swiss franc provided some profits for the Partnership.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2004 increased by $81,628 and $140,777, respectively, as compared to the corresponding periods in 2003. The increase in interest income is primarily due to higher average net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2004 increased by $853,314 and $1,760,673, respectively, as compared to the corresponding periods in 2003. The increase in brokerage commissions and fees is due to higher average net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2004 increased by $257,320 and $528,826, respectively, as compared to the corresponding periods in 2003. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2004, resulted in incentive fees of $0 and $3,973,895, respectively. Trading performance for the three and six months ended June 30, 2003, resulted in incentive fees of $629,985 and $1,731,702, respectively.

Item. 3 Quantitative and Qualitative Disclosures about Market Risk

     The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

     Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

     The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2004, the Partnership's total capitalization was $123,578,717. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Registration Statement on Form 10-12G/A filed on June 1, 2004.


                                  June 30, 2004
                                   (Unaudited)

                                                                            Three Months Ended June 30, 2004
                                                                   -------------------------------------------------
                                                    % of Total          High              Low            Average
Market Sector                      Value at Risk  Capitalization    Value at Risk    Value at Risk    Value at Risk
--------------                     -------------  -------------- ---------------- ---------------- ----------------
Currencies:                           $1,922,121      1.56%           $1,969,884       $1,144,652        $1,560,993
  -Exchange Traded Contracts
Energy                                    50,000      0.04%            1,491,800           50,000           845,133
Interest Rates U.S.                      228,200      0.18%            1,482,950           33,825           228,200
Interest Rates Non-U.S.                1,490,214      1.21%            2,609,462          814,887         1,194,709
Metals
 -OTC                                      5,450      0.01%               20,000            5,450             5,450
Indices                                1,723,619      1.39%            2,542,561          646,913         2,040,227
                                      ----------      -----
Total                                 $5,419,604      4.39%
                                      ==========      ====


Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.


     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     The following information supplements and amends our discussion set forth under Item 8 "Legal Proceedings" in the Partnership's Registration Statement on Form 10-12G/A filed on June 1, 2004.

WorldCom, Inc.

          On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities -

     For the three months ended June 30, 2004, there were additional sales of 11,237.9617 Redeemable Units of Limited Partnership totaling $20,036,000 and 92.2212 Units of General Partner Interest totaling$ 160,000. For the three months ended June 30, 2003, there were additional sales of 3,946.3333 Redeemable Units totaling $4,990,000. Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
April 1, 2004 - April 30, 2004  1,907.6068              $1,734.96               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
May 1, 2004 - May 31, 2004      1,233.4313              $1,709.82               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
June 1, 2004 - June 30, 2004       440.6195             $1,639.50               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                           3,581.6576              $1,624.76               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.


Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Registration Statement on Form 10-12G/A filed June 1, 2004.

          Exhibit - 31.1 - Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

          Exhibit - 31.2 - Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

          Exhibit  -  32.1  -  Section  1350  Certification   (Certification  of
          President and Director).

          Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
           ---------------------
           David J. Vogel
           President and Director


Date:      8/12/04


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date:     8/12/04

                                                                    Exhibit 31.1
                                  CERTIFICATION

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney Potomac Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     Date: August 12, 2004
                                                    /s/ David J. Vogel
                                                   -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

                                                                    Exhibit 31.2
                                  CERTIFICATION

I,   Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney Potomac Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 12, 2004

                                            /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Potomac Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: August 12, 2004
----------------------------



/s/ David J. Vogel
----------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Potomac Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: August 12, 2004
----------------------------


/s/ Daniel R. McAuliffe, Jr.
----------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director