Form 10-K
period 2004-12-31
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2005-03-16
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2004

Commission File Number 0-50735

SMITH BARNEY POTOMAC FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3937275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Ave. – 7th Fl.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X        No

Limited Partnership Redeemable Units with an aggregate value of $122,382,882 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2005, 102,589.6555 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)     General development of business.   Smith Barney Potomac Futures Fund L.P. ("Partnership") is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York. The Partnership commenced trading operations on October 1, 1997. The Partnership engages in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts.

Beginning April 22, 1997, 200,000 redeemable units of Limited Partnership Interest ("Redeemable Units") were offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between April 22, 1997 (commencement of the offering period) and September 30, 1997, 1,383 Redeemable Units were sold. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $1,400,000 to the Partnership's trading account on October 1, 1997 when the Partnership commenced trading. The Partnership privately and continuously offers Redeemable Units. Sales of additional Redeemable Units and additional general partner contributions for the years ended December 31, 2004, 2003 and 2002, and redemptions of Redeemable Units for the years ended December 31, 2004, 2003 and 2002 are reported in the Statements of Changes in Partners' Capital on page F-8 under "Item 8. Financial Statements and Supplementary Data."

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

The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2017; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

The General Partner has entered into a Management Agreement (the "Management Agreement") with Campbell & Company, Inc., (the "Advisor") who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.

Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees

The Partnership has entered into a Customer Agreement with CGM (the "Customer Agreement") which provides that the Partnership will pay CGM a monthly Brokerage Fee equal to 6.5% per year of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM also pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units of the Partnership and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC").

The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

(b)    Financial information about industry segments.   The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2004, 2003 and 2002 is set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2004 was $154,682,645.

(c)    Narrative description of business.

    See Paragraphs (a) and (b) above.

    (i) through (xii) - Not applicable.

    (xiii) - The Partnership has no employees.

(d)    Financial Information About Geographic Areas.   The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

(e)    Available Information.   The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 2.     Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3.    Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Citigroup Global Markets Holdings Inc. ("CGMHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

Citigroup Global Markets Inc. ("CGM") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against Citigroup Global Markets (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

In April 2000, CGM and several other broker-dealers entered into a settlement with the IRS and the SEC, concluding an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

IPO Regulatory Inquiries

Since April 2002, CGM and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about CGM's and other firms' e-mail retention practices, CGM and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. CGM agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

Also filed in the Southern District of New York against CGM and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted CGM's motion to dismiss the consolidated amended complaint in the antitrust case. An appeal to the Second Circuit of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is pending.

Research Settlement

On April 28, 2003, CGM announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, CGM has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring CGM from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring CGM to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring CGM to cease and desist from violations of corresponding NASD rules and requiring CGM to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring CGM to cease and desist from violations of corresponding NYSE rules and requiring CGM to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires CGM to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. CGM reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of

Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (CGM's ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

CGM, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and CGM based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

A Citigroup affiliate, along with other defendants, settled all claims against it in In Re: Newpower Holdings Securities Litigation, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

WorldCom-Related Litigation

Citigroup, CGM and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between

April 29, 1999 and June 25, 2002 In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied CGM' motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval to the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and CGM, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMH and certain executive officers and current and former employees. The purported class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGM's research reports about Global Crossing and Asia Global Crossing and for CGM's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup related defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup related defendants have reached an agreement in principle on the terms of a settlement of this action.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District were filed. The motions are currently pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews.

Research Analyst Litigation

Since May 2002, CGM and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGM's publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against CGM asserting common law claims in connection with published investment research on behalf of CGM customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Two more putative class actions raising similar claims are pending against CGM, one in the United States District Court for the Southern District of New York (Norman v. Salomon Smith Barney, et al.) and the other in Illinois state court (Disher v. CGM Inc.). On June 9, 2004, the District Court denied CGMI's motion to dismiss Norman v. Salomon Smith Barney, et al., a case which asserts violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, CGM entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, CGM accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. CGM consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.    Market for Registrant's Common Equity and Related Security Holder Matters.

(a)    Market Information.   The Partnership has issued no stock. There is no public market for the Redeemable Units of Limited Partnership Interest.

(b)    Holders.   The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2004 was 1,304.

(c)    Distribution.   The Partnership did not declare a distribution in 2004 or 2003.

(d)    Use of Proceeds.   For the twelve months ended December 31, 2004, there were additional sales of 42,345.5298 Redeemable Units totaling $71,933,000 and General Partner contributions representing 245.1600 Unit equivalents totaling $410,000. For the twelve months ended December 31, 2003, there were additional sales of 37,057.5971 Redeemable Units totaling $57,948,000 and General Partner contributions representing 212.2588 Unit equivalents totaling $325,000. For the twelve months ended December 31, 2002, there were additional sales of 32,280.3008 Redeemable Units totaling $41,923,000 and General Partner contributions representing 132.5215 Unit equivalents totaling $158,000.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and total assets at December 31, 2004, 2003, 2002, 2001 and 2000 were as follows:

	2004	2003	2002	2001	2000
Net realized and unrealized trading gains net of brokerage commissions (including clearing fees) of $8,851,986, $5,141,634, $2,393,869, $714,031 and $478,182, respectively	$9,776,664	$14,536,489	$6,640,010	$189,137	$499,572
Interest income	1,320,817	592,252	432,817	258,886	311,081
	$11,097,481	$15,128,741	$7,072,827	$448,023	$810,653
Net income (loss)	$4,343,937	$11,181,118	$4,978,790	$(23,512)	$546,396
Increase (decrease) in Net Asset Value per Redeemable Unit	$65.15	$240.36	$142.51	$(5.15)	$92.98
Total assets	$169,235,483	$104,112,505	$55,595,799	$17,658,713	$7,546,109

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward, spot and swap contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to Campbell & Company, Inc. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General

Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the management agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership to determine that the brokerage fee the Partnership pays is competitive with other rates.

The Advisor trades its FME Large Portfolio for the Partnership. Campbell's trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

Campbell believes that utilizing multiple trading models provides an important level of diversification, and is most beneficial when multiple contracts of each market are traded. Every trading model may not trade every market. It is possible that one trading model may signal a long position while another trading model signals a short position in the same market. It is Campbell & Company's intention to offset those signals to reduce unnecessary trading, but if the signals are not simultaneous, both trades will be taken and since it is unlikely that both positions would prove profitable, in retrospect, one or both trades will appear to have been unnecessary. It is Campbell's policy to follow trades signaled by each trading model independently of the other models.

As a managed futures Partnership, the Partnership's performance is dependent upon the successful trading of the Partnership's Advisor to achieve the Partnership's objectives. It is the business of the General Partner to monitor the Advisor's performance to assure compliance with the Partnership's trading policies and to determine if the Advisor's performance is meeting the Partnership's objectives. Based on 2004 results, the General Partner continues to believe the Advisor and the trading of FME Large Portfolio have met the Partnership's objectives and expects to continue to allocate the Partnership's assets to the Advisor and this program unless otherwise indicated.

        (a)    Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to that Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b)    Capital resources.

(i)    The Partnership has made no material commitments for capital expenditures.

(ii)    The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Redeemable Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions. For the year ended December 31, 2004, 14,194.2293 Redeemable Units were redeemed totaling $24,340,720. For the year ended December 31, 2003, 14,013.5496 Redeemable Units were redeemed totaling $21,980,348. For the year ended December 31, 2002, 6,984.0027 Redeemable Units were redeemed totaling $9,621,322.

For the year ended December 31, 2004, there were additional sales of 42,345.5298 Redeemable Units totaling $71,933,000 and General Partner contributions representing 245.1600 Unit equivalents totaling $410,000. For the year ended December 31, 2003, there were additional sales of 37,057.5971 Redeemable Units totaling $57,948,000 and General Partner contributions representing 212.2588 Unit equivalents totaling $325,000. For the year ended December 31, 2002, there were additional sales of 32,280.3008 Redeemable Units totaling $41,923,000 and General Partner contributions representing 132.5215 Unit equivalent totaling $158,000.

(c)    Results of Operations.

For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 4.0% from $1,634.64 to $1,699.79. For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 17.2% from $1,394.28 to $1,634.64. For the year ended December 31, 2002, the Net Asset Value per Redeemable Unit decreased 11.4% from $1,251.77 to $1,394.28.

The Partnership experienced net trading gains of $18,628.650 before commissions and expenses in 2004. Gains were primarily attributable to the trading of currencies, U.S. and non-U.S. interest rates and energy and were partially offset by losses recognized in the trading of metals and indices.

In 2004, the markets had periodic strong trends and then just as strong reversals resulting in a mixed year for the Partnership's overall performance.

Trading results for the year 2004 can be described in three distinct periods: the first three months of the year produced positive results of over 14% with trends carrying over from late 2003, the next six months experienced extraordinarily difficult conditions and resulting in a decline of 16% in the net asset value per unit, and the period October through December saw a recovery period with profits of nearly 8% but from a lower base. Overall, the Partnership ended the year up approximately 4%. The results for the year were heavily influenced by two historic trends: the decline in the value of the U.S. dollar and the run-up in the price of crude oil to over $50 a barrel.

The year started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in the U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These resulted in upward trends in many sectors, especially energy, metals, and stock indices and provided profitable trading opportunities for the Partnership's advisor. These trends persisted into March when economic indicators in the U.S. and China suggested rising inflation and markets reversed with higher interest rates, collapsing commodity prices and the dollar reversal.

The second quarter began a protracted period of tentative and conflicting trends across many sectors. As expected in the nature of trend-following, the strength of profitable trends is often followed by temporary but often severe periods of losses. April though September was such a period for the Partnership's advisor as positions were adjusted from what had been profitable, long-term trends to choppy, directionless and volatile markets. Particularly treacherous and thus unprofitable was trading in U.S. and Asian interest rates and global stock indices while energy and metals provided some offsetting profits. The fundamental economic concerns hanging over these markets were further exacerbated by the uncertainty surrounding the tightly contested U.S. presidential election.

With the year looking dismal going into the fall, the price of crude oil resumed its climb to $50 a barrel brought on by a deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector resulted provided profits for the Partnership early in the fourth quarter. After early November, expectations for further deterioration in the US double deficits pushed the U.S. dollar toward $1.40 to the euro. Stock markets resumed a positive trend and interest rates declined both favorable to the advisor's trading positions. The Partnership ended the fourth quarter positive and had a profitable overall year.

In the General Partner's opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor's programs. The General Partner continues to monitor the Advisor's performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

The Partnership experienced net trading gains of $19,678,123 before commissions and expenses in 2003. Gains were primarily attributable to the trading of currencies and indices and were partially offset by losses recognized in the trading of metals, energy, U.S. and non-U.S. interest rates.

The Partnership experienced net trading gains of $9,033,879 before commissions and expenses in 2002. Gains were primarily attributable to the trading of currencies, U.S. and non-U.S. interest rates, indices and were partially offset by losses recognized in the trading of energy and metals.

Commodity markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

(d)    Operational Risk.

The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holder, creditors, and regulators, is free of material errors.

(e)     Critical Accounting Policies.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements.

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Partnership's spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers' quotes. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Introduction

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

Quantifying the Partnership's Trading Value at Risk

The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

The fair value of the Partnership's futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2004 and 2003, and the highest, lowest and average value at any point during the year and the average value for the twelve months ended December 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2004, the Partnership's total capitalization was $154,682,645.

December 31, 2004

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC	$5,669,043	3.66%	$11,568,820	$1,144,652	$4,118,998
Energy	989,890	0.64%	1,491,800	16,000	632,993
Interest Rates U.S.	1,244,550	0.80%	2,232,200	11,475	907,595
Interest Rates Non -U.S.	2,912,533	1.88%	5,753,067	814,887	3,023,855
Metals
— OTC	301,299	0.20%	431,812	1,585	191,660
Indices	7,247,953	4.69%	7,416,472	646,913	3,809,557
Total	$18,365,268	11.87%

*    Annual average based on month-end value at risk

As of December 31, 2003, the Partnership's total capitalization was $102,336,428.

December 31, 2003

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
— Exchange Traded Contracts	$2,774,184	2.71%	$2,865,324	$892,219	$1,735,467
Energy	1,157,250	1.13%	2,062,962	71,200	813,125
Interest rates U.S.	1,340,100	1.31%	1,340,100	36,400	416,250
Interest rates Non-U.S.	2,016,237	1.97%	2,016,237	388,037	966,794
Indices	3,059,311	2.99%	4,054,564	58,248	2,095,546
Total	$10,347,082	10.11%

*    Annual average based on month-end value at risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15%

of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this "risk of ruin."

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations — e.g., Australia.

Currencies.   The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices.   The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2004, the Partnership's primary exposures were in the EUREX and CME E-mini S&P 500 stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The

Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals.   The Partnership's primary metal market exposure is to fluctuations in the price of copper.

Energy.   The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

Foreign Currency Balances.   The Partnership's primary foreign currency balances are in Japanese yen, Canadian dollar and Swiss francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to its trading programs.

As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.    Financial Statements and Supplementary Data.

SMITH BARNEY POTOMAC FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Report of Independent Registered Public Accounting Firm	F-3
Financial Statements:
Statements of Financial Condition at December 31, 2004 and 2003	F-4
Condensed Schedules of Investments at December 31, 2004 and 2003	F-5 – F-6
Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002	F-7
Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002	F-8
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-9
Notes to Financial Statements	F-10 – F-13
Selected Unaudited Quarterly Financial Data	F-14

To the Limited Partners of
Smith Barney Potomac Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Daniel R. McAuliffe, Jr.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Smith Barney Potomac Futures Fund L.P.
Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

To the Partners of
    Smith Barney Potomac Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Smith Barney Potomac Futures Fund L.P. (the Partnership), including the condensed schedules of investments as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Potomac Futures Fund L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/   KPMG LLP
New York, New York
March 14, 2005

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $19,775,170 and $12,244,698 in 2004 and 2003, respectively) (Note 3c)	$157,080,994	$99,381,393
Net unrealized appreciation on open futures positions	2,504,531	4,672,048
Unrealized appreciation on open forward contracts	9,444,675	—
	169,030,200	104,053,441
Interest receivable (Note 3c)	205,283	59,064
	$169,235,483	$104,112,505

Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$10,366,214	$—
Accrued expenses:
Commissions (Note 3c)	874,649	574,758
Management fees (Note 3b)	267,511	175,717
Incentive fees (Note 3b)	—	594,066
Professional fees	57,362	81,808
Other	19,616	9,400
Redemptions payable (Note 5)	2,967,486	340,328
	14,552,838	1,776,077
Partners' capital (Notes 1 and 5):
General Partner, 729.3902 and 484.2302 Unit equivalents outstanding in 2004 and 2003, respectively	1,239,810	791,542
Limited Partners, 90,271.8164 and 62,120.5159 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	153,442,835	101,544,886
	154,682,645	102,336,428
	$169,235,483	$104,112,505

See accompanying notes to financial statements.

Smith Barney Potomac Futures Fund L.P.

Condensed Schedule of Investments
December 31, 2004

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (6.58)%	$(10,181,726)
	Unrealized appreciation on forward contracts 6.03%	9,332,621
Total Currencies (0.55)%		(849,105)

Energy (0.20)%	Futures contracts purchased (0.20)%	(309,904)
Interest Rates Non-U.S.
	Futures contracts sold 0.00%*	2,190
	Futures contracts purchased 0.73%	1,127,489
Total Interest Rates Non-U.S. 0.73%		1,129,679

Interest Rates U.S.	Futures contracts purchased 0.17%	265,100
	Futures contracts sold 0.03%	41,797
Total Interest Rates U.S. 0.20%		306,897

Metals
	Unrealized depreciation on forward contracts (0.12)%	(184,488)
	Unrealized appreciation on forward contracts 0.07%	112,054
Total Metals (0.05)%		(72,434)

Indices 0.89%	Futures contracts purchased 0.89%	1,377,859

Total Fair Value 1.02%		$1,582,992

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$2,190	0.14%
Canada	(5,906)	(0.37)
Germany	911,575	57.58
Hong Kong	289	0.02
Japan	109,646	6.92
Spain	123,742	7.82
United Kingdom	159,333	10.07
United States	282,123	17.82
	$1,582,992	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.

Condensed Schedule of Investments
December 31, 2003

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 5.40%	$5,520,628
	Futures contracts sold (2.40)%	(2,454,608)
Total Currencies 3.00%		3,066,020
Energy 0.50%	Futures contracts purchased 0.50%	515,673
Interest Rates U.S. (0.14)%	Futures contracts purchased (0.14)%	(146,125)
Interest Rates Non-U.S
	Futures contracts purchased (0.06)%	(57,653)
	Futures contracts sold (0.11)%	(117,205)
Total Interest Rates Non-U.S. (0.17)%		(174,858)
Indices 1.38%	Futures contracts purchased 1.38%	1,411,338
Total Fair Value 4.57%		$4,672,048

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Canada	$10,640	0.23%
Germany	319,577	6.84
Japan	240	0.00 *
Spain	88,872	1.90
United Kingdom	254,985	5.46
United States	3,997,734	85.57
	$4,672,048	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.

Statements of Income and Expenses
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$21,717,706	$17,180,183	$7,693,514
Change in unrealized gains (losses) on open positions	(3,089,056)	2,497,940	1,340,365
	18,628,650	19,678,123	9,033,879
Interest income (Note 3c)	1,320,817	592,252	432,817
	19,949,467	20,270,375	9,466,696
Expenses:
Brokerage commissions including clearing fees of $129,807, $143,818 and $83,631, respectively (Note 3c)	8,851,986	5,141,634	2,393,869
Management fees (Note 3b)	2,642,931	1,513,837	697,460
Incentive fees (Note 3b)	3,973,895	2,325,768	1,281,597
Professional fees	120,115	98,551	102,151
Other expenses	16,603	9,467	12,829
	15,605,530	9,089,257	4,487,906
Net income	$4,343,937	$11,181,118	$4,978,790
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$65.15	$240.36	$142.51

See accompanying notes to financial statements.

Smith Barney Potomac Futures Fund L.P.
Statements of Changes in Partners' Capital
for the years ended December 31, 2004, 2003 and 2002

	Limited Partners	General Partner	Total
Partners' capital at December 31, 2001	$17,249,631	$174,559	$17,424,190
Net income	4,932,145	46,645	4,978,790
Sale of 32,280.3008 Redeemable Units of Limited Partnership Interest and General Partner contribution representing 132.5215 Unit equivalents	41,923,000	158,000	42,081,000
Redemption of 6,984.0027 Redeemable Units of Limited Partnership Interest	(9,621,322)	—	(9,621,322)
Partners' capital at December 31, 2002	54,483,454	379,204	54,862,658
Net income	11,093,780	87,338	11,181,118
Sale of 37,057.5971 Redeemable Units of Limited Partnership Interest and General Partner contribution representing 212.2588 Unit equivalents	57,948,000	325,000	58,273,000
Redemption of 14,013.5496 Redeemable Units of Limited Partnership Interest	(21,980,348)	—	(21,980,348)
Partners' capital at December 31, 2003	101,544,886	791,542	102,336,428
Net income	4,305,669	38,268	4,343,937
Sale of 42,345.5298 Redeemable Units of Limited Partnership Interest and General Partner contribution representing 245.1600 Unit equivalents	71,933,000	410,000	72,343,000
Redemption of 14,194.2293 Redeemable Units of Limited Partnership Interest	(24,340,720)	—	(24,340,720)
Partners' capital at December 31, 2004	$153,442,835	$1,239,810	$154,682,645

Net Asset Value per Redeemable Unit:

2002	$1,394.28
2003	$1,634.64
2004	$1,699.79

See accompanying notes to financial statements.

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2004,
2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$4,343,937	$11,181,118	$4,978,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(7,530,472)	(7,297,426)	(3,365,257)
(Increase) decrease in net unrealized appreciation (depreciation) on open futures positions	2,167,517	(2,487,104)	(1,351,201)
(Increase) decrease in unrealized appreciation on open forward contracts	(9,444,675)	60,345	(60,345)
(Increase) decrease in interest receivable	(146,219)	(15,341)	(23,502)
Increase (decrease) in unrealized depreciation on open forward contracts	10,366,214	(71,181)	71,181
Accrued expenses:
Increase (decrease) in commissions	299,891	268,232	209,040
Increase (decrease) in management fees	91,794	82,042	63,932
Increase (decrease) in incentive fees	(594,066)	594,066	—
Increase (decrease) in professional fees	(24,446)	15,633	22,108
Increase (decrease) in other	10,216	4,960	(2,457)
Increase (decrease) in redemptions payable	2,627,158	149,184	134,814
Net cash provided by (used in) operating activities	2,166,849	2,484,528	677,103
Cash flows from financing activities:
Proceeds from additions – General Partner	410,000	325,000	158,000
Proceeds from additions – Limited Partners	71,933,000	57,948,000	41,923,000
Payments for redemptions – Limited Partners	(24,340,720)	(21,980,348)	(9,621,322)
Net cash provided by (used in) financing activities	48,002,280	36,292,652	32,459,678
Net change in cash	50,169,129	38,777,180	33,136,781
Unrestricted cash, at beginning of year	87,136,695	48,359,515	15,222,734
Unrestricted cash, at end of year	$137,305,824	$87,136,695	$48,359,515

See accompanying notes to financial statements.

Smith Barney Potomac
Futures Fund L.P.
Notes to Financial Statements

1.    Partnership Organization:

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

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2017; the Net Asset Value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

c.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

Smith Barney Potomac
Futures Fund L.P.
Notes to Financial Statements

b.	Management Agreements:

The General Partner, on behalf of the Partnership, has entered into a Management Agreement with Campbell & Company, Inc. (the "Advisor"), a registered commodity trading advisor. The Management Agreement provides that the Advisor has discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership will pay a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of each month. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

The Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the new trading profits, as defined in the Management Agreement, earned by it for the Partnership.

c.	Customer Agreement:

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 6.5% per year of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of all accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in the Partnership. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2004 and 2003, the amount of cash held for margin requirements was $19,775,170 and $12,244,698, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury Bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury Bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activities are shown in the statements of income and expenses.

All of the commodity interests, owned by the Partnership, are held for trading purposes. The average fair value during the years ended December 31, 2004 and 2003, based on a monthly calculation, was $3,194,280 and $3,373,573, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner. A limited partner may require the Partnership to redeem some or all of their Redeemable Units (minimum 10 Redeemable Units) at their Net Asset Value as of the last day of any month on 10 days notice to the General Partner provided that no redemption may result in the limited partner holding fewer than 10 Redeemable Units after such redemption is effected. There is no fee charged to limited partners in connection with redemptions.

Smith Barney Potomac
Futures Fund L.P.
Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Net realized and unrealized gains*	$144.22	$312.46	$201.88
Interest income	16.47	12.51	16.49
Expenses**	(95.54)	(84.61)	(75.86)
Increase for the year	65.15	240.36	142.51
Net asset value per Redeemable Unit, beginning of year	1,634.64	1,394.28	1,251.77
Net asset value per Redeemable Unit, end of year	$1,699.79	$1,634.64	$1,394.28

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Ratios to average net assets:
Net investment loss before incentive fees***	(8.1)%	(8.6)%	(8.6)%

Operating expenses	9.2%	9.4%	9.9%
Incentive fees	3.2%	3.2%	3.9%
Total expenses	12.4%	12.6%	13.8%

Total return:
Total return before incentive fees	6.7%	19.9%	13.9%
Incentive fees	(2.7)%	(2.7)%	(2.5)%
Total return after incentive fees	4.0%	17.2%	11.4%

***	Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using limited partners' share of income, expenses and average net assets.

7.    Financial Instrument Risks:

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

8.    Subsequent Event:

Effective January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P. for trading.

Selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003 are summarized below:

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$12,082,816	$(4,856,928)	$(16,826,795)	$20,698,388
Net income (loss)	$11,223,959	$(5,533,525)	$(17,454,416)	$16,107,919
Increase (decrease) in Net Asset Value per Redeemable Unit	$127.03	$(66.74)	$(238.11)	$242.97

	For the period from October 1, 2003 to December 31, 2003	For the period from July 1, 2003 to September 30, 2003	For the period from April 1, 2003 to June 30, 2003	For the period from January 1, 2003 to March 31, 2003
Net realized and unrealized trading gains(loss) net of brokerage commissions and clearing fees plus interest income	$6,853,641	$(2,736,401)	$3,693,270	$7,318,231
Net income (loss)	$5,795,350	$(3,133,855)	$2,673,770	$5,845,853
Increase (decrease) in Net Asset Value per Redeemable Unit	$103.49	$(65.75)	$59.06	$143.56

Item 9.    Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by Campbell & Company, Inc.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing $8,851,986 were earned for the year ended December 31, 2004. Management fees and incentive fees of $2,642,931 and $3,973,895, respectively were earned by the Advisor for the year ended December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners.

As of March 1, 2005, one beneficial owner who is neither director nor executive officer owns more than five percent (5%) of the outstanding Redeemable Units issued by the Registrant as follows:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units of Limited Partnership Interest	JVA Enterprises Holdings LLC Mark Bugge Potomac 2905 Lucerne St. SE Grand Rapids, MI 49546-7160	6,828.4889 Redeemable Units	6.68%

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 729.3902 Units (0.8%) of Limited Partnership Interest as of December 31, 2004.

(c)    Changes in control. None.

Item 13.    Certain Relationship and Related Transactions.

Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under "Item 1. Business" and "Item 11. Executive Compensation."

Item 14.    Principal Accountant Fees and Services.

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements are as follows:

2004                $50,450

2003                $34,422

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2004                $5,136

2003                $4,452

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2004 and 2003.

Condensed Schedules of Investments at December 31, 2004 and 2003.

Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002.

Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002.

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Financial Statements.

(2)	Exhibits:

3.1 – Certificate of Limited Partnership (filed as Exhibit 3.1 to the Partnership Form 10) (previously filed).

3.2 – Amendment to the Certificate of Limited Partnership (filed as Exhibit 3.2 to the Partnership Form 10) (previously filed).

3.3 – Certificate of change Limited Partnership (filed as Exhibit 3.3 to the Partnership Form 10) (previously filed).

3.4 – Amendment to the Certificate of Limited Partnership (filed as Exhibit 3.4 to the Partnership Form 10) (previously filed).

3.5 – Amendment to the Certificate of Limited Partnership (filed as Exhibit 3.5 to the Partnership Form 10) (previously filed).

3.6 – Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.6 to the Partnership Form 10) (previously filed).

10.1 – Management Agreement among the Partnership, the General Partner, SFG Global Investments, Inc. and Campbell & Company, Inc. (filed as Exhibit 10.1 to the Partnership Form 10) (previously filed).

10.1 (a) – First Amendment to the Management Agreement among the Partnership, the General Partner, SFG Global Investments, Inc. and Campbell & Company, Inc. (filed as Exhibit 10.1 (a) to the Partnership Form 10) (previously filed).

10.1 (b) – Second Amendment to the Management Agreement among the Partnership, the General Partner, Salomon Smith Barney Inc and Campbell & Company, Inc. (filed as Exhibit 10.1 (b) to the Partnership Form 10) (previously filed).

10.2 – Second Amendment to the Customer Agreement between the Partnership, and Salomon Smith Barney Inc.(the Predecessor to CGM) (filed as Exhibit 10.2 to the Partnership Form 10) (previously filed).

10.3 – Amendment and Reinstated Agency Agreement between the Partnership and Salomon Smith Barney, Inc. (the predecessor to CGM) (filed as Exhibit 10.3 to the Partnership Form 10) (previously filed).

10.4 – Form of Subscription Agreement (filed as Exhibit 10.4 to the Partnership Form 10) (previously filed).

10.5 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 1997 (filed as Exhibit 10.5 to the Partnership Form 10) (previously filed).

10.6 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 1998 (filed as Exhibit 10.6 to the Partnership Form 10) (previously filed).

10.7 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 1999 (filed as Exhibit 10. 7 to the Partnership Form 10) (previously filed).

10.8 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2000 (filed as Exhibit 10. 8 to the Partnership Form 10) (previously filed).

10.9 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2001 (filed as Exhibit 10.9 to the Partnership Form 10) (previously filed).

10.10 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2002 (filed as Exhibit 10.10 to the Partnership Form 10) (previously filed).

10.11 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2003 (filed as Exhibit 10.11 to the Partnership Form 10) (previously filed).

10.12 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2004 (filed herein).

16.1 – Letter from PricewaterhouseCoopers LLP (filed as Exhibit 16.1 to the Partnership Form 10) (previously filed).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

Exhibit 31.1 – Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director)

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit 32.1 – Section 1350 Certification (Certification of President and Director)

Exhibit 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director)

(b)	Reports on 8-K: (b) None Filed.

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2005.

Smith Barney Potomac Futures Fund L.P.

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By:    /s/ David J. Vogel
           David J. Vogel, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Shelley Ullman
Director, Principal Executive	Director
Officer and President
/s/ Maureen O'Toole	/s/ Steve J. Keltz
Maureen O'Toole	Steve J. Keltz
Director	Secretary and Director
/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director