Form 10-Q
period 2005-03-31
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2005-05-10
CIK 1043565

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

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

Yes X     No

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (unaudited).	3
	Condensed Schedule of Investments at December 31, 2004 (unaudited).	4
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (unaudited).	5
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited).	6
	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited).	7 – 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 – 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 – 19
Item 4.	Controls and Procedures.	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Investment in Master, at fair value	$171,652,797	$—
Equity in commodity futures trading account:
Cash (restricted $0 and $19,775,170 in 2005 and 2004, respectively)	82,923	157,080,994
Net unrealized appreciation on open futures contracts	—	2,504,531
Unrealized appreciation on open forward contracts	—	9,444,675
	171,735,720	169,030,200
Interest receivable	—	205,283
	$171,735,720	$169,235,483
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	—	10,366,214
Accrued expenses:
Commissions	948,075	874,649
Management fees	289,935	267,511
Other fees	99,956	76,978
Redemptions Payable	1,423,607	2,967,486
	2,761,573	14,552,838
Partners' Capital:
General Partner, 729.3902 Unit equivalents outstanding in 2005 and 2004	1,174,362	1,239,810
Limited Partners, 104,219.6190 and 90,271.8164 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	167,799,785	153,442,835
	168,974,147	154,682,645
	$171,735,720	$169,235,483

See Accompanying Notes to Financial Statements.

Smith Barney Potomac Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

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

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Financial Statements.

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Realized losses on closed positions from Master	$(5,715,618)	$—
Change in unrealized gains (losses) on open positions from Master	(638,348)	—
Interest income allocated from Master	781,944	—
Expenses allocated from Master	(85,781)	—
Net gains (losses) on trading of commodity futures:
Realized gains on closed positions	—	23,713,435
Change in unrealized gains (losses) on open positions	—	(1,170,134)
	(5,657,803)	22,543,301
Interest income	—	212,340
	(5,657,803)	22,755,641
Expenses:
Brokerage commissions including clearing fees of $0 and $46,516, respectively	2,728,442	2,057,253
Management fees	834,066	609,776
Incentive fees	—	3,973,895
Other	22,977	6,798
	3,585,485	6,647,722
Net income (loss)	(9,243,288)	16,107,919

Additions – Limited Partners	26,917,000	15,592,000
Additions – General Partner	—	250,000
Redemptions – Limited Partners	(3,382,210)	(7,308,247)
Net increase in Partners' capital	14,291,502	24,641,672
Partners' capital, beginning of period	154,682,645	102,336,428
Partners' capital, end of period	$168,974,147	$126,978,100
Net asset value per Redeemable Unit (104,949.0092 and 67,627.4942 Units outstanding at March 31, 2005 and 2004, respectively)	$1,610.06	$1,877.61
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(89.73)	$242.97

See Accompanying Notes to Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(9,243,288)	$16,107,919
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Master, at fair value	(171,652,797)	—
(Increase) decrease in restricted cash	19,775,170	3,634,100
(Increase) decrease in net unrealized appreciation on open futures positions	2,504,531	1,170,134
(Increase) decrease in unrealized appreciation on open forward contracts	9,444,675	—
(Increase) decrease in interest receivable	205,283	(23,809)

Increase (decrease) in unrealized depreciation on open forward contracts	(10,366,214)	—
Accrued expenses:
Increase (decrease) in commissions	73,426	155,097
Increase (decrease) in management fees	22,424	47,451
Increase (decrease) in incentive fees	—	3,379,829
Increase (decrease) in other	22,978	6,798
Increase (decrease) in redemptions payable	(1,543,879)	225,817
Net cash provided by (used in) operating activities	(160,757,691)	24,703,336
Cash flows from financing activities:
Proceeds from additions – Limited Partners	26,917,000	15,592,000
Proceeds from additions – General Partner	—	250,000
Payments for redemptions – Limited Partners	(3,382,210)	(7,308,247)
Net cash provided by (used in) financing activities	23,534,790	8,533,753
Net change in cash	(137,222,901)	33,237,089
Unrestricted cash, at beginning of period	137,305,824	87,136,695
Unrestricted cash, at end of period	$82,923	$120,373,784

See Accompanying Notes to Financial Statements

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

Effective January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P., a New York limited liability company (the "Master"). The Partnership purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward positions with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (the "Advisor") using the FME Large Portfolio Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership (collectively, the "Feeder Funds") are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of March 31, 2005, the Partnership owned approximately 62.7% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Partners' Capital, Condensed Schedule of Investments and Statement of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master's Statement of Financial Condition and Condensed Schedule of Investments as of March 31, 2005 and Statement of Income and Expenses and Partners' Capital and Statement of Cash Flows for the three months ended March 31, 2005 are presented below:

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

CMF Campbell Master Fund L.P.
Statement of Financial Condition
(Unaudited)

March 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $31,825,411)	$272,192,857
Net unrealized appreciation on open futures positions	5,135,262
Unrealized appreciation on open forward contracts	8,449,301
285,777,420
Interest receivable	496,657
$286,274,077
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$11,910,281
Accrued expenses:
Professional fees	13,200
Distribution payable	496,657
12,420,138
Partners' Capital:
Partners' Capital, 284,365.1251 Units outstanding in 2005	273,853,939
$286,274,077

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
March 31, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (4.32)%	$(11,831,100)
	Unrealized appreciation on forward contracts 3.02%	8,265,701
Total Currencies (1.30)%		(3,565,399)
Energy
	Futures contracts sold (0.05)%	(133,020)
	Futures contracts purchased 0.43%	1,191,982
Total Energy 0.38%		1,058,962
Interest Rates Non - U.S.
	Futures contracts sold (0.06)%	(175,515)
	Futures contracts purchased 1.34%	3,672,946
Total Interest Rates Non- U.S. 1.28%		3,497,431
Interest Rates U.S.
	Futures contracts sold 0.52%	1,418,380
	Futures contracts purchased (0.02)%	(45,875)
Total Interest Rates U.S. 0.50%		1,372,505
Metals
	Unrealized depreciation on forward contracts (0.03)%	(79,181)
	Unrealized appreciation on forward contracts 0.07%	183,600
Total Metals 0.04%		104,419
Indices
	Futures contracts sold (0.01)%	(13,930)
	Futures contracts purchased (0.28)%	(779,706)
Total Indices (0.29)%		(793,636)
Total Fair Value 0.61%		$1,674,282

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(70,394)	(4.20)%
Canada	(21,512)	(1.28)
Germany	1,499,630	89.57
Hong Kong	13,302	0.79
Japan	1,461,473	87.29
Spain	(50,358)	(3.01)
United Kingdom	1,075,690	64.25
United States	(2,233,549)	(133.41)
	$1,674,282	100.00%

Percentages are based on Masters' capital unless otherwise indicated

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

Three Months Ended March 31,
2005

Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions and foreign currencies	$(9,173,982)
Change in unrealized losses on open positions	(1,192,577)
(10,366,559)

Interest income	1,265,914
(9,100,645)

Expenses:
Commissions including clearing fees of $35,818	125,554
Other expenses	13,200
138,754

Net loss	(9,239,399)
Additions	291,770,300
Redemptions	(7,411,048)
Distribution of interest to Feeder Funds	(1,265,914)

Net increase in Partners' capital	273,853,939

Partners' capital, beginning of period	—

Partners' capital, end of period	$273,853,939

Net asset value per Unit (284,365.1251 Units outstanding in March 31, 2005)	$963.04

Net loss per Unit of Partners' Interest	$(32.50)

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

CMF Campbell Master Fund L.P.
Statement of Cash Flows
(Unaudited)

Three Months Ended March 31,
2005
Cash flows from operating activities:
Net loss	$(9,239,399)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(31,825,411)
(Increase) decrease in net unrealized appreciation on open futures positions	(764,784)
(Increase) decrease in unrealized appreciation on open forward contracts	7,795,474
(Increase) decrease in interest receivable	(496,657)

Increase (decrease) in unrealized depreciation on open forward contracts	(5,838,113)
Accrued expenses:
Increase (decrease) in professional fees	13,200
Increase (decrease) in distribution payable	496,657
Net cash provided by (used in) operating activities	(39,859,033)

Cash flows from financing activities:
Proceeds from additions	288,903,441
Payments for redemptions	(7,411,048)
Distribution of interest to feeder funds	(1,265,914)

Net cash provided by (used in) financing activities	280,226,479

Net change in cash	240,367,446
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$240,367,446

Non cash financing activities:
Contribution of open commodity futures and forwards positions	$2,866,859

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Net realized and unrealized gains (losses)*	$(88.92)	$309.00
Interest income	7.50	3.19
Expenses**	(8.31)	(69.22)
Increase (decrease) for the period	(89.73)	242.97
Net Asset Value per Redeemable Unit, beginning of period	1,699.79	1,634.64
Net Asset Value per Redeemable Unit, end of period	$1,610.06	$1,877.61

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2005	2004
Ratio to average net assets:***
Net investment loss before incentive fees****	(7.1)%	(8.7)%
Operating expenses	9.1%	9.5%
Incentive fees	—	3.5
Total expenses	9.1%	13.0%
Total return:
Total return before incentive fees	(5.3)%	18.5%
Incentive fees	—	(3.6)
Total return after incentive fees	(5.3)%	14.9%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

Financial Highlights of the Master:

Three Months Ended March 31
2005
Net realized and unrealized gains (losses) *	$(36.92)
Interest Income	4.46
Expenses **	(0.04)
Decrease for the period	(32.50)
Distributions	(4.46)
Net Asset Value per Unit, beginning of period	1,000.00
Net Asset Value per Unit, end of period	$963.04
* Includes brokerage commissions
** Excludes brokerage commissions
Ratios to average net assets:***
Net investment income ****	1.7%
Operating expense	0.2%
Total return	(3.3)%

***	Annualized

****	Interest income less total expenses

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

The Customer Agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master in 2005 (and owned by the Partnership in 2004) are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2005 and December 31, 2004, based on a monthly calculation, were $(2,648,111) and $3,194,280, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2005 and December 31, 2004, were $1,674,282 and $1,582,992, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investment in the Master, has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the first quarter of 2005.

The Partnership's capital consists of capital contributions, as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2005, Partnership capital increased 9.2% from $154,682,645 to $168,974,147. This increase was attributable to sales of 16,038.5493 Redeemable Units of Limited Partnership Interest totaling $26,917,000, which was partially offset by the net loss from operations of $9,243,288 coupled with the redemption of 2,090.7467 Redeemable Units of Limited Partnership Interest totaling $3,382,210. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2005, the Master's capital increased 100.0% from $0 to $273,853,939. This increase was attributable to the addition of 292,045.4453 Units totaling $291,770,300 which was partially offset by a net loss from operations of $9,239,399, coupled with the redemption of 7,680.3201 Units totaling $7,411,048 and distributions of interest totaling $1,265,914 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the partners' capital of the Master. All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination.

Foreign currency contracts are those contracts where the Partnership/Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's/Master's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners' capital.

Results of Operations

During the Partnership's first quarter of 2005 the net asset value per Redeemable unit decreased 5.3% from $1,699.79 to $1,610.06 as compared to a increase of 14.9% in the first quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $5,657,803. Losses were primarily attributable to the trading of commodity futures in currencies and indices and were partially offset by gains in U.S. and non-U.S. interest rates, energy and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $22,543,301. Gains were primarily attributable to the trading of commodity futures in energy, U.S. and non-U.S. interest rates and currencies and were partially offset by losses in indices.

Results for the first quarter were highlighted by uneven trading performance in volatile energy and financial markets and resulted in effectively giving back much of the gains from the fourth quarter 2004.

Trends that had emerged in late December continued to effect performance in January. Energy price increases, particularly in crude oil and natural gas that had produced profits through much of the last third of 2004, initially weakened against advisor's positions, then later regained strength and ended being the most profitable sector for the quarter.

Alternatively, the U.S. dollar, which likewise had generated profits consistently in 2004, began to reverse its long-term decline and moved back to the low 130s in relation to the Euro. This move was particularly disruptive in January and continued through much of the quarter as the markets produced no identifiable direction. Trading in the Euro, British pound and Swiss franc chopped positions in both directions resulting in the greatest losses for the quarter. Trading in interest rate contracts was mixed while stock indices showed some strength in February but not sufficient to offset losses in January and March. Metals and agricultural trading followed U.S. dollar patterns with the net effect being flat for the quarter.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and the Master) expects to increase capital through operations.

Interest income on 80% of the Partnership's daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three months ended March 31, 2005 increased by $569,604 as compared to the unallocated amount earned directly for the corresponding period in 2004. The increase in interest income is primarily due to higher net assets and higher interest rates during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2005 increased by $671,189 as compared to the corresponding period in 2004. The increase in brokerage commissions and fees is due to higher net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2005 increased by $224,290 as compared to the corresponding period in 2004. The increase in management fees is due to higher net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2005. Trading performance for the three months ended March 31, 2004 resulted in incentive fees of $3,973,895.

Item. 3    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership's assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Master's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master's main line of business.

Market movements result in frequent changes in the fair market value of the Master's open positions and, consequently, in its earnings and cash flow. The Master's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master's open positions and the liquidity of the markets in which it trades.

The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master's speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master's losses in any market sector will be limited to Value at Risk or by the Master's attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2005 and the highest, lowest and average values during the three months ended March 31, 2005. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2005, the Master's total capitalization was $273,853,939.

March 31, 2005
(Unaudited)

			For the three months ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$12,739,647	4.65%	$15,585,118	$10,760,639	$14,160,614
Energy	2,067,750	0.76%	2,154,450	1,155,082	1,940,760
Interest Rates U.S.	2,833,550	1.03%	2,850,700	786,310	1,604,470
Interest Rates Non-U.S.	4,810,382	1.76%	6,533,524	3,918,636	5,407,898
Metals
— OTC Contracts	642,825	0.23%	822,970	279,433	643,525
Indices	6,932,074	2.53%	14,411,622	6,163,466	7,608,653
Total	$30,026,228	10.96%

* Average of Month-end Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004,

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2005, there were additional sales of 16,038.5493 Redeemable Units of Limited Partnership totaling $26,917,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	360.2544	$1,641.29	N/A	N/A
February 1, 2005 - February 28, 2005	846.2976	$1,615.65	N/A	N/A
March 1, 2005 - March 31, 2005	884.1947	$1,610.06	N/A	N/A
Total	2,090.7467	$1,622.33	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-1 are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the period ended December 31, 2004.

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
Date: May 10, 2005
By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date: May 10, 2005