Form 10-Q
period 2005-06-30
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2005-08-09
CIK 1043565

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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

Yes X     No

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited).	3
	Condensed Schedule of Investments at December 31, 2004 (unaudited).	4
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited).	5
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited).	6
	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited).	7 – 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 – 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 – 19
Item 4.	Controls and Procedures.	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Investment in Master, at fair value	$201,856,470	$—
Equity in commodity futures trading account:
Cash (restricted $0 and $19,775,170 in 2005 and 2004, respectively)	72,169	157,080,994
Net unrealized appreciation on open futures contracts	—	2,504,531
Unrealized appreciation on open forward contracts	—	9,444,675
	201,928,639	169,030,200
Interest receivable	—	205,283
	$201,928,639	$169,235,483
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$—	$10,366,214
Accrued expenses:
Commissions	1,078,797	874,649
Management fees	330,021	267,511
Other fees	87,055	76,978
Redemptions payable	1,103,754	2,967,486
	2,599,627	14,552,838
Partners' Capital:
General Partner, 729.3902 Unit equivalents outstanding in 2005 and 2004	1,314,332	1,239,810
Limited Partners, 109,888.5081 and 90,271.8164 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	198,014,680	153,442,835
	199,329,012	154,682,645
	$201,928,639	$169,235,483

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

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Financial Statements.

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Realized gains on closed positions allocated from Master	$13,147,431	$—	$7,431,813	$—
Change in unrealized gains on open positions allocated from Master	11,227,417	—	12,172,061	—
Interest income allocated from Master	959,721	—	1,741,665
Expenses allocated from Master	(81,853)	—	(167,634)
Net gains (losses) on trading of commodity futures:
Realized gains (losses) on closed positions	—	(8,498,505)	—	15,214,930
Change in unrealized (losses) on open positions	—	(6,469,876)	(1,582,992)	(7,640,010)
	25,252,716	(14,968,381)	19,594,913	7,574,920
Interest income	—	235,458	—	447,798
	25,252,716	(14,732,923)	19,594,913	8,022,718
Expenses:
Brokerage commissions including clearing fees of $0, $39,788, $0, and $86,304, respectively	3,049,211	2,093,872	5,777,653	4,151,125
Management fees	933,342	621,472	1,767,408	1,231,248
Other	42,386	6,149	65,363	12,947
Incentive fees	—	—	—	3,973,895
	4,024,939	2,721,493	7,610,424	9,369,215
Net income (loss)	21,227,777	(17,454,416)	11,984,489	(1,346,497)
Additions — Limited Partner	15,343,000	20,036,000	42,260,000	35,628,000
— General Partner	—	160,000	—	410,000
Redemptions	(6,215,912)	(6,140,967)	(9,598,122)	(13,449,214)
Net increase (decrease) in Partners' capital	30,354,865	(3,399,383)	44,646,367	21,242,289
Partners' capital, beginning of period	168,974,147	126,978,100	154,682,645	102,336,428
Partners' capital, end of period	$199,329,012	$123,578,717	$199,329,012	$123,578,717
Net asset value per Redeemable Unit (110,617.8983 and 75,376.0179 Units outstanding at June 30, 2005 and 2004, respectively)	$1,801.96	$1,639.50	$1,801.96	$1,639.50
Net income (loss) per Redeemable Unit of Limited Partnership	$191.90	$(238.11)	$102.17	$4.86

See Accompanying Notes to Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2005	2004	2005	2004
Cash flows from operating activities:
Net Income (loss)	$21,227,777	$(17,454,416)	$11,984,489	$(1,346,497)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Master, at fair value	(30,203,673)	—	(201,856,470)	—
(Increase) decrease in restricted cash	—	12,065,342	19,775,170	5,783,100
Net unrealized (appreciation) depreciation on open futures positions	—	6,451,118	2,504,531	7,621,252
Unrealized appreciation on open forward contracts	—	(92)	9,444,675	(92)
(Increase) decrease in interest receivable	—	(2,288)	205,283	(26,097)
Unrealized depreciation on open forward contracts	—	18,850	(10,366,214)	18,850
Accrued expenses:
Increase (decrease) in commissions	130,722	(62,544)	204,148	92,553
Increase (decrease) in management fees	40,086	(19,061)	62,510	28,390
Increase (decrease) in incentive fees	—	(3,973,895)	—	(594,066)
Increase (decrease) in other	(12,901)	(21,439)	10,077	(14,641)
Net cash provided by (used in) operating activities	(8,817,989)	(2,998,425)	(168,031,801)	11,562,752

Cash flows from financing activities:
Proceeds from additions — Limited Partners	15,343,000	20,036,000	42,260,000	35,628,000
Proceeds from additions — General Partner	—	160,000	—	410,000
Payments for redemptions — Limited Partners	(6,535,765)	(5,984,716)	(11,461,854)	(13,067,146)
Net cash provided by (used in) financing activities	8,807,235	14,211,284	30,798,146	22,970,854
Net change in cash	(10,754)	11,212,859	(137,233,655)	34,533,606
Cash, at beginning of period	82,923	110,457,442	137,305,824	87,136,695
Cash, at end of period	$72,169	$121,670,301	$72,169	$121,670,301

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
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

As of June 30, 2005, the Partnership owned approximately 67.1% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Partners' Capital, Condensed Schedule of Investments and Statement of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master's Statement of Financial Condition and Condensed Schedule of Investments as of June 30, 2005 and Statement of Income and Expenses and Partners' Capital and Statement of Cash Flows for the three and six months ended June 30, 2005 are presented below:

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

CMF Campbell Master Fund L.P.
Statement of Financial Condition
(Unaudited)

June 30, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $35,609,335)	$281,421,686
Net unrealized appreciation on open futures positions	9,010,264
Unrealized appreciation on open forward contracts	14,633,688
305,065,638
Interest receivable	515,922
$305,581,560
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$4,390,204
Accrued expenses:
Professional fees	26,850
Distribution payable	515,922
4,932,976
Partners' Capital:
Partners' Capital, 274,415.1242 Units outstanding in 2005	300,648,584
$305,581,560

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (1.45)%	$(4,368,679)
	Unrealized appreciation on forward contracts 4.80%	14,416,913
Total Currencies 3.35%		10,048,234
Energy
	Futures contracts sold 0.35%	1,060,190
	Futures contracts purchased 0.01%	20,160
Total Energy 0.36%		1,080,350
Total Interest Rates Non - U.S. 2.26%	Futures contracts purchased 2.26%	6,808,030
Total Interest Rates U.S. 0.38%	Futures contracts purchased 0.38%	1,151,095
Metals
	Unrealized depreciation on forward contracts (0.01)%	(21,525)
	Unrealized appreciation on forward contracts 0.07%	216,775
Total Metals 0.06%		195,250
Total Indices (0.01)%	Futures contracts purchased (0.01)%	(29,211)
Total Fair Value 6.40%		$19,253,748

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$3,604	0.02%
Canada	(2,572)	(0.01)
Germany	4,224,841	21.94
Hong Kong	(56,205)	(0.29)
Japan	707,298	3.67
Spain	105,882	0.55
United Kingdom	3,159,799	16.41
United States	11,111,101	57.71
	$19,253,748	100.00%

Percentages are based on Masters' capital unless otherwise indicated

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$19,502,500	$10,328,518
Change in unrealized gains on open positions	17,579,466	16,386,889
	37,081,966	26,715,407
Interest income	1,481,454	2,747,368
	38,563,420	29,462,775
Expenses:
Commissions including clearing fees of $49,645 and $85,463, respectively	111,595	237,149
Other expenses	13,650	26,850
	125,245	263,999
Net income	38,438,175	29,198,776
Additions — Limited Partners	15,343,000	307,113,300
Redemptions — Limited Partners	(25,505,076)	(32,916,124)
Distribution of interest to Feeder Funds	(1,481,454)	(2,747,368)
Net increase in Partners' capital	26,794,645	300,648,584
Partners' capital, beginning of period	273,853,939	—
Partners' capital, end of period	$300,648,584	$300,648,584
Net asset value per Unit (274,415.1242 Units outstanding in June 30, 2005)	$1,095.60	$1,095.60
Net gain per Unit of Partners' Interest	$137.83	$105.33

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

CMF Campbell Master Fund L.P.
Statement of Cash Flows
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Cash flows from operating activities:
Net income	$38,438,175	$29,198,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(3,783,924)	(35,609,335)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(3,875,002)	(4,639,786)
(Increase) decrease in unrealized appreciation on open forward contracts	(6,184,387)	1,611,087
(Increase) decrease in interest receivable	(19,265)	(515,922)
Increase (decrease) in unrealized depreciation on open forward contracts	(7,520,077)	(13,358,190)
Accrued expenses:
Increase (decrease) in professional fees	13,650	26,850
Net cash provided by (used in) operating activities	17,069,170	(23,286,520)
Cash flows from financing activities:
Proceeds from additions	15,343,000	304,246,441
Payments for redemptions	(25,505,076)	(32,916,124)
Distribution of interest to feeder funds	(1,462,189)	(2,231,446)
Net cash provided by (used in) financing activities	(11,624,265)	269,098,871
Net change in cash	5,444,905	245,812,351
Unrestricted cash, at beginning of period	240,367,446	—
Unrestricted cash, at end of period	$245,812,351	$245,812,351
Non cash financing activities: Contribution of open commodity futures and forwards positions	$—	$2,866,859

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Monthe Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Realized and Unrealized gains (losses)*	$192.12	$(232.78)	$103.20	$76.22
Interest Income	8.73	3.19	16.23	6.38
Expenses**	(8.95)	(8.52)	(17.26)	(77.74)
Increase (decrease) for the period	191.90	(238.11)	102.17	4.86
Net Asset per Redeemable Unit, beginning of period	1,610.06	1,877.61	1,699.79	1,634.64
Net Asset per Redeemable Unit, end of period	$1,801.96	$1,639.50	$1,801.96	$1,639.50

*	Includes Partnership brokerage commissions and brokerage commissions allocated from the Master.

**	Excludes Partnership brokerage commissions and brokerage commissions allocated from the Master.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ratio to average net assets:***
Net investment loss before incentive fees****	(7.1)%	(8.1)%	(7.0)%	(8.5)%
Operating expenses	9.2%	8.8%	9.1%	9.2%
Incentive fees	—	—	—	3.4%
Total expenses	9.2%	8.8%	9.1%	12.6%
Total return:
Total return before incentive fees	11.9%	(12.7)%	6.0%	3.5%
Incentive fees	—	—	—	(3.2)%
Total return after incentive fees	11.9%	(12.7)%	6.0%	0.3%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30	Six Months Ended June 30
	2005	2005
Net realized and unrealized gains*	$132.61	$95.69
Interest Income	5.27	9.73
Expenses **	(0.05)	(0.09)
Increase for the period	137.83	105.33
Distributions	(5.27)	(9.73)
Net Asset Value per Unit, beginning of period	963.04	1,000.00
Net Asset Value per Unit, end of period	$1,095.60	$1,095.60
* Includes brokerage commissions
** Excludes brokerage commissions
Ratios to average net assets:***
Net investment income ****	1.7%	2.5%
Operating expense	0.2%	0.2%
Total return	14.3%	10.5%

***	Annualized

****	Interest income less total expenses

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

All of the commodity interests owned by the Master in 2005 (and owned by the Partnership in 2004) are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2005 and December 31, 2004, based on a monthly calculation, were $6,749,869 and $3,194,280, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2005 and December 31, 2004, were $19,253,748 and $1,582,992, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership either directly or through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2005.

The Partnership's capital consists of capital contributions, as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, Partnership capital increased 28.9% from $154,682,645 to $199,329,012. This increase was attributable to a net gain from operations of $11,984,489 coupled with the additional sales of 25,384.3906 Redeemable units of Limited Partnership Interest totaling $42,260,000, which was partially offset by the redemption of 5,767.6989 Redeemable Units of Limited Partnership Interest totaling $9,598,122. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2005, Master's capital increased 5.9% from $283,959,300 to $300,648,584. This increase was attributable to a net gain from operations of $29,198,776 coupled with the additional sales of 307,582.8470 units totaling $307,113,300, which was partially offset by the redemption of 33,167.7228 units totaling $32,916,124 and distribution of interest totaling $2,747,368 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2005 the net asset value per Redeemable unit increased 11.9% from $1,610.06 to $1,801.96 as compared to a decrease of 12.7% in the second quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $24,374,848. Gains were primarily attributable to the trading of commodity futures in currencies and non-U.S. interest rates and were partially offset by losses in energy, U.S. interest rates, metals and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $14,968,381. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, indices and metals and were partially offset by gains in energy.

Results in the second quarter of 2005 reflect improved trading conditions for the trend-following strategies of the Advisor. April appeared to be a transition period as macro-economic trends emerged in financial markets and continued strong through May and June. Commodity trading was unprofitable as markets experienced wide rapid swings in broad ranges.

Lower interest rates in the Europe and the U.S. were the primary drivers of profitability for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. The fixed income markets shrugged off another rate increase by the U.S. Federal Reserve driven by lower inflation reports, weak European markets, and improved productivity. Lower interest rates and strong currency trends provided substantial profits for the Advisor's positions. However, volatility in the global equity markets as a result of inflationary concerns and weak earnings reports in April produced net losses in stock index trading for the quarter.

A combination of lower inflation expectations and increased supplies disrupted prior trends and resulted in losses in the sectors for the Partnership's Advisor. Overall, the Partnership had a successful quarter taking advantage of trends that were available and avoiding serious consequences in the more treacherous markets.

During the Partnership's six months ended June 30, 2005 the net asset value per Redeemable unit increased 6.0% from $1,699.79 to $1,801.96 as compared to an increase of 0.3% for the six months ended June 30, 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2005 of $18,020,882. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and metals and were partially offset by losses in indices. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2004 of $7,574,920. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, and were partially offset by losses in indices and metals.

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

Interest income on 80% of the Partnership's daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and six months ended June 30, 2005 increased by $724,263 and $1,293,867, respectively as compared to the unallocated amount earned directly for the corresponding period in 2004. The increase in interest income is primarily due to higher net assets and higher interest rates during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2005 increased by $955,339 and $1,626,528, respectively as compared to the corresponding periods in 2004. The increase in brokerage commissions and fees is due to higher net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2005 increased by $311,870 and $536,160, respectively as compared to the corresponding periods in 2004. The increase in management fees is due to higher net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2005 as well as the three months ended June 30, 2004. Trading performance for the six months ended June 30, 2004 resulted in incentive fees of $3,973,895.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2005 and the highest, lowest and average values during the three months ended June 30, 2005. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2005, the Master's total capitalization was $300,648,584.

June 30, 2005
(Unaudited)

			Three Months ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC	$13,085,240	4.35%	$13,884,561	$12,052,514	$13,199,334
Energy	3,209,075	1.07%	3,461,280	2,683,050	3,174,452
Interest Rates U.S.	1,678,600	0.56%	3,410,050	427,501	1,781,138
Interest Rates Non-U.S.	6,899,504	2.29%	10,351,655	3,337,092	8,500,614
Metals
— OTC	551,275	0.18%	640,325	222,525	442,406
Indices	8,106,203	2.70%	8,106,203	1,443,204	4,824,330
Total	$33,529,897	11.15%

* Average of Month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3, "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), The Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2005, there were additional sales of 9,345.8413 Redeemable Units of Limited Partnership totaling $15,343,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 - April 30, 2005	799.1868	$1,614.57	N/A	N/A
May 1, 2005 - May 31, 2005	2,265.2357	$1,687.16	N/A	N/A
June 1, 2005 - June 30, 2005	612.5297	$1,801.96	N/A	N/A
Total	3,676.9522	$1,701.23	N/A	N/A

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
Date: August 9, 2005
By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date: August 9, 2005