Form 10-Q
period 2005-09-30
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2005-11-09
CIK 1043565

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

Commission File Number 0-50735

SMITH BARNEY POTOMAC FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3937275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue - 25th Fl.
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

Yes X     No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited).	3
	Condensed Schedule of Investments at December 31, 2004 (unaudited).	4
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited).	5
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited).	6
	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited).	7 – 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 – 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 – 19
Item 4.	Controls and Procedures.	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Investment in Master, at fair value	$212,547,119	$—
Equity in commodity futures trading account:
Cash (restricted $0 and $19,775,170 in 2005 and 2004, respectively)	32,651	157,080,994
Net unrealized appreciation on open futures contracts	—	2,504,531
Unrealized appreciation on open forward contracts	—	9,444,675
	212,579,770	169,030,200
Interest receivable	—	205,283
	$212,579,770	$169,235,483
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$—	$10,366,214
Accrued expenses:
Commissions	1,135,700	874,649
Management fees	347,512	267,511
Other fees	40,939	76,978
Redemptions payable	13,159,454	2,967,486
	14,683,605	14,552,838
Partners' Capital:
General Partner, 729.3902 Unit equivalents outstanding in 2005 and 2004	1,288,234	1,239,810
Limited Partners, 111,318.2933 and 90,271.8164 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	196,607,931	153,442,835
	197,896,165	154,682,645
	$212,579,770	$169,235,483

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

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Financial Statements.

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Realized gains on closed positions from Master	$3,588,457	$—	$11,020,269	$—
Change in unrealized gains (losses) on open positions from Master	(4,227,748)	—	6,361,320	—
Interest income allocated from Master	1,276,209	—	3,017,874	—
Expenses allocated from Master	(88,312)	—	(255,946)	—
Net gains (losses) on trading of commodity futures:
Realized gains (losses) on closed positions	—	(9,032,144)	—	6,182,786
Change in unrealized (losses) on open positions	—	6,036,118	—	(1,603,892)
	548,606	(2,996,026)	20,143,517	4,578,894
Interest income	—	355,813	—	803,611
	548,606	(2,640,213)	20,143,517	5,382,505
Expenses:
Brokerage commissions including clearing fees of $0, $23,343, $0 and $109,647, respectively	3,362,977	2,216,715	9,140,631	6,367,840
Management fees	1,028,711	664,894	2,796,119	1,896,142
Other	22,593	11,703	87,953	24,650
Incentive fees	—	—	—	3,973,895
	4,414,281	2,893,312	12,024,703	12,262,527
Net income (loss)	(3,865,675)	(5,533,525)	8,118,814	(6,880,022)
Additions — Limited Partner	26,262,000	18,035,000	68,522,000	53,663,000
— General Partner	—	—	—	410,000
Redemptions — Limited Partners	(23,829,172)	(5,387,167)	(33,427,294)	(18,836,381)
Net increase (decrease) in Partners' capital	(1,432,847)	7,114,308	43,213,520	28,356,597
Partners' capital, beginning of period	199,329,012	123,578,717	154,682,645	102,336,428
Partners' capital, end of period	$197,896,165	$130,693,025	$197,896,165	$130,693,025
Net asset value per Redeemable Unit (112,047.6835 and 83,097.7104 Units outstanding at September 30, 2005 and 2004, respectively)	$1,766.18	$1,572.76	$1,766.18	$1,572.76
Net income (loss) per Redeemable Unit of Limited Partnership	$(35.78)	$(66.74)	$66.39	$(61.88)

See Accompanying Notes to Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net Income (loss)	$(3,865,675)	$(5,533,525)	$8,118,814	$(6,880,022)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Master, at fair value	(10,690,649)	—	(212,547,119)	—
(Increase) decrease in restricted cash	—	(4,418,798)	19,775,170	1,364,302
Net unrealized (appreciation) depreciation on open futures positions	—	(3,782,624)	2,504,531	3,838,628
Unrealized appreciation on open forward contracts	—	(6,566,546)	9,444,675	(6,566,638)
(Increase) decrease in interest receivable	—	(44,818)	205,283	(70,915)
Unrealized depreciation on open forward contracts	—	4,313,052	(10,366,214)	4,331,902
Accrued expenses:
Increase (decrease) in commissions	56,903	42,274	261,051	134,827
Increase (decrease) in management fees	17,491	12,924	80,001	41,314
Increase (decrease) in incentive fees	—	—	—	(594,066)
Increase (decrease) in other	(46,116)	8,704	(36,039)	(5,937)
Net cash provided by (used in) operating activities	(14,528,046)	(15,969,357)	(182,559,847)	(4,406,605)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	26,262,000	18,035,000	68,522,000	53,663,000
Proceeds from additions — General Partner	—	—	—	410,000
Payments for redemptions — Limited Partners	(11,773,472)	(4,630,915)	(23,235,326)	(17,698,061)
Net cash provided by (used in) financing activities	14,488,528	13,404,085	45,286,674	36,374,939
Net change in cash	(39,518)	(2,565,272)	(137,273,173)	31,968,334
Cash, at beginning of period	72,169	121,670,301	137,305,824	87,136,695
Cash, at end of period	$32,651	$119,105,029	$32,651	$119,105,029

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

Effective January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P., a New York limited liability company (the "Master"). The Partnership purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward positions with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (the "Advisor") using the FME Large Portfolio Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership (collectively, the "Feeder Funds"), are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of September 30, 2005, the Partnership owned approximately 69.2% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Partners' Capital, Condensed Schedule of Investments and Statement of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master's Statement of Financial Condition and Condensed Schedule of Investments as of September 30, 2005 and Statement of Income and Expenses and Partners' Capital and Statement of Cash Flows for the three and nine months ended September 30, 2005 are presented below:

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

CMF Campbell Master Fund L.P.
Statement of Financial Condition
(Unaudited)

September 30, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $31,248,760)	$294,540,787
Net unrealized appreciation on open futures positions	6,295,832
Unrealized appreciation on open forward contracts	26,174,745
327,011,364
Interest receivable	630,990
$327,642,354
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$19,619,607
Accrued expenses:
Professional fees	27,675
Distribution payable	630,990
20,278,272
Partners' Capital:
Partners' Capital, 281,865.7281 Units outstanding in 2005	307,364,082
$327,642,354

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (6.38)%	$(19,616,832)
	Unrealized appreciation on forward contracts 8.37%	25,722,314
Total Currencies 1.99%		6,105,482

Energy
	Futures contracts sold (0.13)%	(401,066)
	Futures contracts purchased (0.04)%	(108,800)
Total Energy (0.17)%		(509,866)

Total Interest Rates Non - U.S.
	Futures contracts sold 0.36%	1,121,590
	Futures contracts purchased (0.14)%	(444,229)
Total Interest Rates Non- U.S. 0.22%		677,361

Total Interest Rates U.S. 0.75%	Futures contracts purchased 0.75%	2,297,037

Metals
	Unrealized depreciation on forward contracts (0.00)%*	(2,775)
	Unrealized appreciation on forward contracts 0.15%	452,431
Total Metals 0.15%		449,656

Total Indices 1.24%	Futures contracts purchased 1.24%	3,831,300

Total Fair Value 4.18%		$12,850,970

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$279,771	2.18%
Canada	38,816	0.30
Germany	502,196	3.91
Hong Kong	150,033	1.17
Japan	2,742,564	21.34
Spain	348,262	2.71
United Kingdom	460,489	3.58
United States	8,328,839	64.81
	$12,850,970	100.00%

Percentages are based on Masters' capital unless otherwise indicated

* Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$5,311,076	$15,639,594
Change in unrealized gains (losses) on open positions	(6,402,778)	9,984,111
	(1,091,702)	25,623,705
Interest income	1,876,868	4,624,236
	785,166	30,247,941
Expenses:
Commissions including clearing fees of $55,456 and $140,919, respectively	115,196	352,345
Other expenses	13,801	40,651
	128,997	392,996
Net income	656,169	29,854,945
Additions — Limited Partners	26,262,000	333,375,300
Redemptions — Limited Partners	(18,325,803)	(51,241,927)
Distribution of interest to Feeder Funds	(1,876,868)	(4,624,236)
Net increase in Partners' capital	6,715,498	307,364,082
Partners' capital, beginning of period	300,648,584	—
Partners' capital, end of period	$307,364,082	$307,364,082
Net asset value per Unit (281,865.7281 Units outstanding in September 30, 2005)	$1,090.46	$1,090.46
Net gain per Unit of Partners' Interest	$1.63	$106.96

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

CMF Campbell Master Fund L.P.
Statement of Cash Flows
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Cash flows from operating activities:
Net income	$656,169	$29,854,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	4,360,575	(31,248,760)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	2,714,432	(1,925,354)
(Increase) decrease in unrealized appreciation on open forward contracts	(11,541,057)	(9,929,970)
(Increase) decrease in interest receivable	(115,068)	(630,990)
Increase (decrease) in unrealized depreciation on open forward contracts	15,229,403	1,871,213
Accrued expenses:
Increase (decrease) in professional fees	825	27,675
Net cash provided by (used in) operating activities	11,305,279	(11,981,241)
Cash flows from financing activities:
Proceeds from additions	26,262,000	330,508,441
Payments for redemptions	(18,325,803)	(51,241,927)
Distribution of interest to feeder funds	(1,761,800)	(3,993,246)
Net cash provided by (used in) financing activities	6,174,397	275,273,268
Net change in cash	17,479,676	263,292,027
Unrestricted cash, at beginning of period	245,812,351	—
Unrestricted cash, at end of period	$263,292,027	$263,292,027
Non cash financing activities: Contribution of open commodity futures and forwards positions	$—	$2,866,859

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Realized and Unrealized gains (losses)*	$(37.65)	$(62.83)	$65.55	$13.39
Interest Income	11.05	4.31	27.28	10.69
Expenses**	(9.18)	(8.22)	(26.44)	(85.96)
Increase (decrease) for the period	(35.78)	(66.74)	66.39	(61.88)
Net Asset per Redeemable Unit, beginning of period	1,801.96	1,639.50	1,699.79	1,634.64
Net Asset per Redeemable Unit, end of period	$1,766.18	$1,572.76	$1,766.18	$1,572.76

*	Includes Partnership brokerage commissions and brokerage commissions allocated from the Master.

**	Excludes Partnership brokerage commissions and brokerage commissions allocated from the Master.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ratio to average net assets:***
Net investment loss before incentive fees****	(6.5)%	(7.9)%	(6.9)%	(8.2)%
Operating expenses	9.1%	9.0%	9.2%	9.1%
Incentive fees	—	—	—	3.3%
Total expenses	9.1%	9.0%	9.2%	12.4%
Total return:
Total return before incentive fees	(2.0)%	(4.1)%	3.9%	(0.9)%
Incentive fees	—	—	—	(2.9)%
Total return after incentive fees	(2.0)%	(4.1)%	3.9%	(3.8)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net realized and unrealized gains (losses)*	$(5.09)	$90.60
Interest Income	6.77	16.50
Expenses **	(0.05)	(0.14)
Increase for the period	1.63	106.96
Distributions	(6.77)	(16.50)
Net Asset Value per Unit, beginning of period	1,095.60	1,000.00
Net Asset Value per Unit, end of period	$1,090.46	$1,090.46
* Includes brokerage commissions
** Excludes brokerage commissions
Ratios to average net assets:***
Net investment income ****	2.3%	1.9%
Operating expense	0.2%	0.2%
Total return	(0.1)%	10.7%

***	Annualized

****	Interest income less total expenses

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

All of the commodity interests owned by the Master in 2005 (and owned by the Partnership in 2004) are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2005 and December 31, 2004, based on a monthly calculation, were $8,255,384 and $3,194,280, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2005 and December 31, 2004, were $12,850,970 and $1,582,992, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2005.

The Partnership's capital consists of capital contributions, as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital increased 27.9% from $154,682,645 to $197,896,165. This increase was attributable to a net gain from operations of $8,118,814 coupled with the additional sales of 40,326.7168 Redeemable units of Limited Partnership Interest totaling $68,522,000, which was partially offset by the redemption of 19,280.2399 Redeemable Units of Limited Partnership Interest totaling $33,427,294. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Master's capital increased 8.2% from $283,959,300 to $307,364,082. This increase was attributable to a net gain from operations of $29,854,945 coupled with the additional sales of 331,976.6685 units totaling $333,375,300, which was partially offset by the redemption of 50,110.9402 units totaling $51,241,927 and distribution of interest totaling $4,624,236 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2005 the net asset value per Redeemable unit decreased 2.0% from $1,801.96 to $1,766.18 as compared to a decrease of 4.1% in the third quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2005 of $639,291. Losses were primarily attributable to the trading of commodity futures in currencies and U.S. and non-U.S. interest rates and were partially offset by gains in energy, metals and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $2,996,026. Losses were primarily attributable to the trading of commodity futures in currencies, energy, indices and metals and were partially offset by gains in U.S. and non-U.S. interest rates.

Third Quarter results reflect strong trends and profitable trading in the energy and stock index markets which were offset by losses in interest rates and currencies. Periodic trading opportunities in metals, grains and softs generated small gains for the partnership. The overall net result was slightly positive for the quarter.

The quarter started with reversing trends in U.S. and European fixed income instruments as yields began to rise, prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector loss for the partnership. The most profitable trends for the quarter, however, were in the energy markets as crude oil and natural gas prices rose to historic levels. Substantial profits were made in trading these markets which saw recent trends exacerbated by the impact of the two Gulf Coast hurricanes.

Prospects of improving economic conditions in Japan led to strong profits in Nikkei stock index trading and combined with solid second quarter corporate profits led to profits in U.S. stock index trading as well. Offsetting profitable stock index trading were losses in foreign currency trading. The most notable event in this markets was the Chinese government decision to unpeg the yuan from the U.S. dollar and its consequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. While other commodity markets produced lackluster price trends, precious metals, particularly gold rose to over $400 an ounce, its highest level in 15 years and produced additional profits for the partnership's advisors.

During the Partnership's nine months ended September 30, 2005 the net asset value per Redeemable unit increased 3.9% from $1,699.79 to $1,766.18 as compared to a decrease of 3.8% for the nine months ended September 30, 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2005 of $17,381,589. Gains were primarily attributable to the trading of commodity futures in currencies, energy, non-U.S. interest rates, metals and indices and were partially offset by losses in U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2004 of $4,578,894. Gains were primarily attributable to the trading of commodity futures in energy and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, metals and indices.

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

Interest income on 80% of the Partnership's daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and nine months ended September 30, 2005 increased by $920,396 and $2,214,263, respectively as compared to the unallocated amount earned directly for the corresponding periods in 2004. The increase in interest income is primarily due to higher net assets and higher interest rates during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2005 increased by $1,146,262 and $2,772,791, respectively as compared to the corresponding periods in 2004. The increase in brokerage commissions and fees is due to higher net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2005 increased by $363,817 and $899,977, respectively as compared to the corresponding periods in 2004. The increase in management fees is due to higher net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2005 as well as the three months ended September 30, 2004. Trading performance for the nine months ended September 30, 2004 resulted in incentive fees of $3,973,895.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2005 and the highest, lowest and average values during the three months ended September 30, 2005. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2005, the Master's total capitalization was $307,364,082.

September 30, 2005
(Unaudited)

			Three Months ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC	$12,036,735	3.92%	$15,471,864	$12,036,735	$13,025,376
Energy	1,366,675	0.44%	4,369,900	1,220,252	2,510,348
Interest Rates U.S.	2,851,200	0.93%	4,653,750	60,349	3,362,157
Interest Rates Non-U.S.	1,971,466	0.64%	6,700,981	1,451,310	2,528,053
Metals
— OTC	333,800	0.11%	663,775	271,900	350,667
Indices	10,041,158	3.27%	13,303,963	7,756,953	10,415,897
Total	$28,601,034	9.31%

* Average of Month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31,2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2005, there were additional sales of 14,942.3262 Redeemable Units of Limited Partnership totaling $26,262,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	2,787.3106	$1,810.74	N/A	N/A
August 1, 2005 - August 31, 2005	3,274.4304	$1,717.13	N/A	N/A
September 1, 2005 - September 30, 2005	7,450.8000	$1,766.18	N/A	N/A
Total	13,512.5410	$1,764.68	N/A	N/A

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
Date: November 9, 2005
By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date: November 9, 2005

22