Form 10-K
period 2005-12-31
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2006-03-29
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2005

Commission File Number 0-50735

SMITH BARNEY POTOMAC FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3937275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave – 25th FL
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes              No   X

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.

Yes              No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer       Accelerated filer       Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes              No   X

Limited Partnership Redeemable Units with an aggregate value of $198,014,680 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2006, 129,160.4722 Limited Partnership Redeemable Units were outstanding.

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

Beginning April 22, 1997, 200,000 redeemable units of Limited Partnership Interest ("Redeemable Units") were offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between April 22, 1997 (commencement of the offering period) and September 30, 1997, 1,383 Redeemable Units were sold. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $1,400,000 to the Partnership's trading account on October 1, 1997 when the Partnership commenced trading. The Partnership privately and continuously offers Redeemable Units. Sales of additional Redeemable Units and additional general partner contributions for the years ended December 31, 2005, 2004 and 2003, and redemptions of Redeemable Units for the years ended December 31, 2005, 2004 and 2003 are reported in the Statements of Changes in Partners' Capital on page F-8 under "Item 8. Financial Statements and Supplementary Data."

Effective January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P., a New York limited partnership (the "Master"). The Partnership purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward positions with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. ("Campbell"), (the "Advisor") using the FME Large Portfolio, the Advisor's proprietary trading program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of December 31, 2005, the Partnership owned approximately 70.8% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

The Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

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

The General Partner has entered into a Management Agreement (the "Management Agreement") with Campbell who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.

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

The Partnership has entered into a Customer Agreement with CGM (the "Customer Agreement") which provides that the Partnership will pay CGM a monthly Brokerage Fee equal to 6.5% per year of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM also pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units of the Partnership and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). All National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees will be borne by the Master and allocated to the Partnership through its investment in the Master. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. In addition, CGM pays the Partnership interest on 80% of the average daily equity allocated to the Partnership by the Master during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

(b)    Financial information about industry segments.   The Partnership's business consists of only one segment: speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2005, 2004 and 2003 is set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2005 was $227,916,653.

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

Item 1A.    Risk Factors.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the trading advisor even if the Partnership experiences a net loss for the full year.

An investor's ability to redeem units is limited and no market exists for the units.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	The trading advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor's account.

The Partnership will not provide any benefit of diversification of an investor's overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

The advisor's trading strategies may not perform as they have performed in the past. The advisor has from time to time incurred substantial losses in trading on behalf of clients.

Investors are taxed on their share of the Partnership's income, even though the Partnership does not intend to make any distributions.

Item 2.    Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3.    Legal Proceedings.

There have been no material administrative, civil or criminal actions within the past five years against Citigroup Global Markets or any of its individual principals and no such actions are currently pending, except as follows.

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised Citigroup Global Markets that they were or are reviewing transactions in which Ameritech Pension Trust purchased from Citigroup Global Markets and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, Citigroup Global Markets and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

IPO Regulatory Inquiries

Since April 2002, Citigroup Global Markets and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about Citigroup Global Markets' and other firms' e-mail retention practices, Citigroup Global Markets and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. Citigroup Global Markets agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing. No individuals from Citigroup Global Markets have been charged in the IPO allocation proceedings.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against Citigroup Global Markets and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. Citigroup Global Markets is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in In Re: Initial Public Offering Securities Litigation agreeing to review the district court's order granting plaintiffs' motion for class certification.

Also filed in the Southern District of New York against Citigroup Global Markets and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted Citigroup Global Markets' motion to dismiss the consolidated amended complaint in the antitrust case. On September 28, 2005, the United States Court of Appeals for the Second Circuit in In Re: Initial Public Offering Antitrust Litigation vacated the district court's order dismissing these actions and remanded for further proceedings.

Research Settlement

On April 28, 2003, Citigroup Global Markets announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, Citigroup Global Markets has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Citigroup Global Markets from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring Citigroup Global Markets to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NASD rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NYSE rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires Citigroup Global Markets to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Citigroup Global Markets reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against Citigroup Global Markets and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup Global Markets in connection with the Research Settlement. In May 2003, the NYSE advised Citigroup Global Markets that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, Citigroup Global Markets also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (Citigroup Global Markets' ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup' s transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

Citigroup Global Markets, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and Citigroup Global Markets based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

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

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with other actions. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al. and Principal Global Investors v. Citigroup Inc., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas (Avenue Capital Management II, L.P., et al. v. J.P. Morgan-Chase & Co., et al.). The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets, and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing alleged class action pending in the United States District Court for the Southern District of Texas (In Re: Dynegy Inc. Securities Litigation) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and Citigroup Global Markets as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

The court had also previously denied lead plaintiff's motion for leave to amend. No appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom-Related Litigation

Citigroup, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants -- along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors -- in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 in In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against Citigroup Global Markets under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied Citigroup Global Markets' motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on Citigroup Global Markets' research reports concerning WorldCom and/or Citigroup Global Markets' role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remove their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against Citigroup Global Markets in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval of the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against Citigroup Global Markets and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, Citigroup Global Markets' research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and Citigroup Global Markets, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and Citigroup Global Markets and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Citigroup, along with other financial institutions and other defendants, entered into settlements resolving certain claims against Citigroup-related defendants in a number of WorldCom-related actions. The settlement amounts are covered by existing litigation reserves.

Global Crossing

On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, Citigroup Global Markets, Citigroup Global Markets Holdings Inc. and certain executive officers and current and former employees. The alleged class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with Citigroup Global Markets' research reports about Global Crossing and Asia Global Crossing and for Citigroup Global Markets' roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-related defendants moved to dismiss all of the claims against them on July 2, 2004. In March 2005, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims and claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, Citigroup Global Markets and certain executive officers and current and former employees, under federal bankruptcy law and common law in connection with Citigroup Global Markets' research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004. The plaintiffs and the Citigroup-related defendants have since entered into a definitive settlement agreement in the In Re: Global Crossing, Ltd. Securities Litigation; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including Citigroup Global Markets, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the "Citigroup Parties"). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, Citigroup Global Markets is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also asserted claims against Citigroup and Citibank, N.A. All of the complaints alleged violations of federal securities laws, and certain of the complaints also alleged violations of state securities laws and the common law. The complaints sought unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

In May and July of 2005, the United States District Court for the Southern District of New York dismissed several claims on statute of limitations grounds in the class and individual actions being coordinated under In Re: Adelphia Communications Corporation Securities and Derivatives Litigation. With the exception of one individual action that was dismissed with prejudice, the court granted the class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and the common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, Citigroup Global Markets has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling

$208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Research Analyst Litigation

Since May 2002, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup-related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in In Re: Salomon Analyst AT&T Litigation, a class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with Citigroup Global Markets' publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against Citigroup Global Markets asserting common law claims in connection with published investment research on behalf of Citigroup Global Markets customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their request for an appeal to that Court is pending.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in Norman v. Salomon Smith Barney, et al., a class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

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

In Sturm, et al. v. Citigroup, et al., an NASD arbitration seeking significant compensatory and punitive damages, claimants' asserted common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to Citigroup Global Markets research coverage of WorldCom.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to Citigroup Global Markets requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup Global Markets and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, Citigroup Global Markets and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, Citigroup Global Markets entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, Citigroup Global Markets accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. Citigroup Global Markets consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, Citigroup Global Markets, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of Citigroup Global Markets.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)    Market Information.   The Partnership has issued no stock. There is no public market for the Redeemable Units of Limited Partnership Interest.

(b)    Holders.   The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2005 was 1,886.

(c)    Dividends.   The Partnership did not declare a distribution in 2005 or 2004.

(d)    Use of Proceeds.   For the twelve months ended December 31, 2005, there were additional sales of 59,294.0935 Redeemable Units totaling $102,847,000. For the twelve months ended December 31, 2004, there were additional sales of 42,345.5298 Redeemable Units totaling $71,933,000 and General Partner contributions representing 245.1600 Unit equivalents totaling $410,000. For the twelve months ended December 31, 2003, there were additional sales of 37,057.5971 Redeemable Units totaling $57,948,000 and General Partner contributions representing 212.2588 Unit equivalents totaling $325,000.

(e)    Compensation Plans.   None.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and total assets at December 31, 2005, 2004, 2003, 2002 and 2001 were as follows:

	2005	2004	2003	2002	2001
Net realized and unrealized trading gains net of expenses allocated from Master, brokerage commissions (including clearing fees) of $12,923,399, $8,851,986, $5,141,634, $2,393,869 and $714,031, respectively	$18,274,104	$9,776,664	$14,536,489	$6,640,010	$189,137
Interest income	—	1,320,817	592,252	432,817	258,886
	$18,274,104	$11,097,481	$15,128,741	$7,072,827	$448,023
Net income (loss)	$14,217,843	$4,343,937	$11,181,118	$4,978,790	$(23,512)
Increase (decrease) in Net Asset Value per Redeemable Unit	$117.61	$65.15	$240.36	$142.51	$(5.15)
Total assets	$231,480,113	$169,235,483	$104,112,505	$55,595,799	$17,658,713

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Master aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership, through its investment in the Master may employ futures, options on futures, and forward, spot and swap contracts in those markets.

The General Partner manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership's assets to Campbell. The General

Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the management agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership/Master. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership/Master to determine that the brokerage fee the Partnership/Master pays is competitive with other rates.

The Advisor trades its FME Large Portfolio for the Partnership/Master. Campbell's trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

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

As a managed futures Partnership, the Partnership's/Master's performance is dependent upon the successful trading of the Partnership's/Master's Advisor to achieve the Partnership's/Master's objectives. It is the business of the General Partner to monitor the Advisor's performance to assure compliance with the Partnership's/Master's trading policies and to determine if the Advisor's performance is meeting the Partnership's/Master objectives. Based on 2005 results, the General Partner continues to believe the Advisor and the trading of FME Large Portfolio have met the Partnership's/Master's objectives and expects to continue to allocate the Partnership's/Master's assets to the Advisor and this program unless otherwise indicated.

        (a)    Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods of services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. Such substantial losses could lead to a material loss in liquidity.

To minimize this risk relating to low margin deposits, the Master follows certain trading policies, including:

(i)	The Master invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master's net assets allocated to that Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings except short-term borrowings if the Master's takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Master will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

In the normal course of business, the Partnership either directly or through its investment in the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investment in the Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Redeemable Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions for the year ended December 31, 2005 24,886.9663 Redeemable Units were Redeemed totalling $43,830,835. For the year ended December 31, 2004, 14,194.2293 Redeemable Units were redeemed totaling $24,340,720. For the year ended December 31, 2003, 14,013.5496 Redeemable Units were redeemed totaling $21,980,348.

For the year ended December 31, 2005 there were additional sales of 59,294.0935 Redeemable Units totaling $102,847,000. For the year ended December 31, 2004, there were additional sales of 42,345.5298 Redeemable Units totaling $71,933,000 and General Partner contributions representing 245.1600 Unit equivalents totaling $410,000. For the year ended December 31, 2003, there were additional sales of 37,057.5971 Redeemable Units totaling $57,948,000 and General Partner contributions representing 212.2588 Unit equivalents totaling $325,000.

(c)    Results of Operations.

For the year ended December 31, 2005, the Net Asset Value Per Redeemble Unit increased 6.9% from $1,699.79 for $1,817.40. For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 4.0% from $1,634.64 to $1,699.79. For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 17.2% from $1,394.28 to $1,634.64.

The Partnership, through its investment in the Master experienced net trading gains of $26,970,938 before commissions and expenses for the year ended December 31, 2005. Gains were attributable to the Master's trading of Currencies, Energy, Interest rates non-U.S. and metals and were partially offset by losses incurred in the trading of U.S. interest rates and indices.

The year 2005 was characterized by several events that made it a challenging yet successful year for the partnership's advisor. Profits were made in all market sectors except stock indices and U.S. interest rates. Two of the most difficult markets for most trend-following advisors in 2005, specifically non-U.S. interest rates and currencies, were the most profitable for Campbell and Company.

The currency and interest rates markets provided ample trading opportunities for agile trading strategies. The abrupt reversal in January 2005 of the US Dollar versus the euro resulted in losses early in the year but after the rising dollar began a more prolonged directional trend, the partnership's advisor made substantial profits in that market through the second quarter. As a result of the prospect of higher US interest rates, the partnership's positions in fixed income contracts appreciated and added substantially to the partnership's profits in the second quarter.

The third quarter was noted for two significant events which had offsetting impact on the partnership: one, the revaluation of the Chinese yuan that resulted in major short-term turmoil at the beginning of the third quarter, and two, the impact of Hurricane's Katrina and Rita in August and September on the energy markets. The revaluation of the yuan resulted in near continuous adjustments in the relationships of the major currencies and consequently, choppy market conditions and losses for the partnership. Partially offsetting these losses were gains in energy trading as crude oil and natural gas prices rose to historic levels. Throughout this period, interest rates rose along with prices of precious metals, notably gold which rose to over 450 dollars per ounce, likewise providing profits for the partnership.

The fourth quarter of the year was in some respects a microcosm of the year, as year-long trends in the US dollar and energy markets persisted into early December and then reversed abruptly late in the quarter. These changes in direction reduced profits in currencies, energy and interest rates trading at year-end, but nonetheless, the partnership's net asset value per unit was up a very respectable 6.9% overall for the year.

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

(d)    Operational Risk.

The Partnership, through its investment in the Master is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Master is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership/Master participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holders, creditors, and regulators, is free of material errors.

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

The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Master's positions. The majority of the Master's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Master's spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers' quotes. The General Partner expects that under normal circumstances substantially all of the Partnership's/Master's assets will be valued by objective measures and without difficulty.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master's and Partnership's main line of business.

Market movements result in frequent changes in the fair market value of the Master's open positions and, consequently, in its earnings and cash flow. The Master's and Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master's open positions and the liquidity of the markets in which it trades.

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

Quantifying the Partnership's Trading Value at Risk

The following quantitative disclosures regarding the Master's and Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Master's and Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Master's mark-to-market accounting, any loss in the fair value of the Master's open positions is directly reflected in the Master's earnings (realized or unrealized).Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Master, the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

The fair value of the Master's futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Master's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Master's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Master's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2005, and the highest, lowest and average value at any point during the year and the average value for the twelve months ended December 31, 2005. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2005, the Master's total capitalization was $326,390,773.

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$16,263,450	4.98%	$17,177,847	$10,760,639	$11,658,324
Energy	6,107,800	1.87%	6,690,600	1,118,325	2,560,890
Interest Rates U.S.	4,371,250	1.31%	6,848,300	60,349	2,343,227
Interest Rates Non -U.S.	4,729,219	1.45%	10,351,655	1,451,310	5,612,551
Metals
— Exchange Trade Contracts	51,000	0.01%	4,653,750	18,000	51,667
— OTC	377,400	0.12%	822,970	222,525	439,190
Indices	7,085,196	2.17%	14,411,622	1,443,204	5,456,177
Total	$38,885,315	11.91%

*    Annual average based on month-end value at risk

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2004 and the highest, lowest and average value at any point during the year and the average value for the twelve months ended December 31, 2004. All open positions trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2004, the Partnership's total capitalization was $154,682,645.

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

*    Annual average based on month-end value at risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Master's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this "risk of ruin."

Non-Trading Risk

The Master has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Master's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Master as of December 31, 2005, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Master and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Master's profitability. The Master's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Master also takes futures positions on the government debt of smaller nations — e.g., Australia.

Currencies.   The Master's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Master's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices.   TheMaster's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2005, the Master's primary exposures were in the EUREX and CME E-mini S&P 500 stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being "whipsawed" into numerous small losses.)

Metals.   TheMaster's primary metal market exposure is to fluctuations in the price of copper.

Energy.   The Master's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master as of December 31, 2005.

Foreign Currency Balances.   The Master's primary foreign currency balances are in Japanese yen, Canadian dollar and Swiss francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Master's non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and controls the Partnership's, through its investment in the Master risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject.

The General Partner monitors the Master's performance and the concentration of its open positions, and consults with the Advisor concerning the Master's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Master's market risk exposures.

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
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Management's Report on Internal Control over
Financial Reporting

The management of Smith Barney Potomac Futures Fund L.P. (the "Partnership"), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership's internal control system was designed to provide reasonable assurance to the Partnership's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Partnership's internal control over financial reporting is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, the Partnership's independent registered public accounting firm, as stated in their reports appearing on the following pages, which express unqualified opinions on management's assessment and on the effectiveness of the Partnship's internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

To the Partners of
Smith Barney Potomac Futures Fund L.P.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Smith Barney Potomac Futures Fund L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Smith Barney Potomac Futures Fund L.P. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership as of December 31, 2005 and 2004, including the condensed schedule of investments as of December 31, 2004, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

New York, New York
March 13, 2006

Report of Independent Registered Public Accounting Firm

To the Partners of
Smith Barney Potomac Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Smith Barney Potomac Futures Fund L.P. (the "Partnership"), as of December 31, 2005 and 2004, including the condensed schedule of investments as of December 31, 2004, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Potomac Futures Fund L.P. as of December 31, 2005 and 2004, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

New York, New York
March 13, 2006

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets:
Investment in Master, at fair value	$231,467,408	$—
Equity in commodity futures trading account:
Cash (restricted $0 and $19,775,170 in 2005 and 2004, respectively) (Note 3c)	12,705	157,080,994
Net unrealized appreciation on open futures positions	—	2,504,531
Unrealized appreciation on open forward contracts	—	9,444,675
	231,480,113	169,030,200
Interest receivable (Note 3c)	—	205,283
	$231,480,113	$169,235,483
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$—	$10,366,214
Accrued expenses:
Commissions (Note 3c)	1,277,897	874,649
Management fees (Note 3b)	391,002	267,511
Professional fees	13,921	57,362
Other fees	1,735	19,616
Redemptions Payable (Note 5)	1,878,905	2,967,486
	3,563,460	14,552,838
Partners' Capital: (Note 1 and 5)
General Partner, 729.3902 Unit equivalents outstanding in 2005 and 2004	1,325,594	1,239,810
Limited Partners, 124,678.9436 and 90,271.8164 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	226,591,059	153,442,835
	227,916,653	154,682,645
	$231,480,113	$169,235,483

See accompanying notes to financial statements.

Smith Barney Potomac Futures Fund L.P.

Condensed Schedule of Investments
December 31, 2004

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$(309,904)	(0.20)%
Interest Rates Non-U.S.	1,127,489	0.73
Interest Rates U.S.	265,100	0.17
Indices	1,377,859	0.89
Total futures contracts purchased	2,460,544	1.59
Futures Contracts Sold
Interest Rates Non-U.S.	2,190	0.00 *
Interest Rates U.S.	41,797	0.03
Total futures contracts sold	43,987	0.03
Unrealized Appreciation on Forward Contracts
Currencies	9,332,621	6.03
Metals	112,054	0.07
Total unrealized appreciation on forward contracts	9,444,675	6.10
Unrealized Depreciation on Forward Contracts
Currencies	(10,181,726)	(6.58)
Metals	(184,488)	(0.12)
Total unrealized depreciation on forward contracts	(10,366,214)	(6.70)
Total fair value	$1,582,992	1.02%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

Smith Barney Potomac Futures Fund L.P.

Statements of Income and Expenses
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions from Master	$37,780,729	$—	$—
Change in unrealized gains (losses) on open positions from Master	(10,809,791)	—	—
Interest income allocated from Master	4,586,060	—	—
Expenses allocated from Master	(359,495)	—	—
Realized gains on closed positions and foreign currencies	—	21,717,706	17,180,183
Change in unrealized gains (losses) on open positions	—	(3,089,056)	2,497,940
	31,197,503	18,628,650	19,678,123
Interest income (Note 3c)	—	1,320,817	592,252
	31,197,503	19,949,467	20,270,375
Expenses:
Brokerage commissions including clearing fees of $0, $129,807 and $143,818, respectively (Note 3c)	12,923,399	8,851,986	5,141,634
Management fees (Note 3b)	3,953,525	2,642,931	1,513,837
Incentive fees (Note 3b)	—	3,973,895	2,325,768
Professional fees	82,200	120,115	98,551
Other expenses	20,536	16,603	9,467
	16,979,660	15,605,530	9,089,257
Net income	$14,217,843	$4,343,937	$11,181,118
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$117.61	$65.15	$240.36

See accompanying notes to financial statements.

Smith Barney Potomac Futures Fund L.P.
Statements of Changes in Partners' Capital
for the years ended December 31, 2005, 2004 and 2003

	Limited Partners	General Partner	Total
Partners' capital at December 31, 2002	$54,483,454	$379,204	$54,862,658
Net income	11,093,780	87,338	11,181,118
Sale of 37,057.5971 Redeemable Units of Limited Partnership Interest and General Partner contribution representing 212.2588 Unit equivalents	57,948,000	325,000	58,273,000
Redemption of 14,013.5496 Redeemable Units of Limited Partnership Interest	(21,980,348)	—	(21,980,348)
Partners' capital at December 31, 2003	101,544,886	791,542	102,336,428
Net income	4,305,669	38,268	4,343,937
Sale of 42,345.5298 Redeemable Units of Limited Partnership Interest and General Partner contribution representing 245.1600 Unit equivalents	71,933,000	410,000	72,343,000
Redemption of 14,194.2293 Redeemable Units of Limited Partnership Interest	(24,340,720)	—	(24,340,720)
Partners' capital at December 31, 2004	153,442,835	1,239,810	154,682,645
Net income	14,132,059	85,784	14,217,843
Sale of 59,294.0935 Redeemable Units of Limited Partnership Interest	102,847,000	—	102,847,000
Redemption of 24,886.9663 Redeemable Units of Limited Partnership Interest	(43,830,835)	—	(43,830,835)
Partners' capital at December 31, 2005	$226,591,059	$1,325,594	$227,916,653

Net Asset Value per Redeemable Unit:

2003	$1,634.64
2004	$1,699.79
2005	$1,817.40

See accompanying notes to financial statements.

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2005, 2004
and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$14,217,843	$4,343,937	$11,181,118
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of Investment in Partnership	(257,529,645)	—	—
Proceeds from sale of investment in Partnership	52,675,162	—	—
Net unrealized appreciation (depreciation) on investment in Partnership	(26,612,925)	—	—
(Increase) decrease in restricted cash	19,775,170	(7,530,472)	(7,297,426)
(Increase) decrease in net unrealized appreciation on open futures positions	2,504,531	2,167,517	(2,487,104)
(Increase) decrease in unrealized appreciation on open forward contracts	9,444,675	(9,444,675)	60,345
(Increase) decrease in interest receivable	205,283	(146,219)	(15,341)
Increase (decrease) in unrealized depreciation on open forward contracts	(10,366,214)	10,366,214	(71,181)
Accrued expenses:
Increase (decrease) in commissions	403,248	299,891	268,232
Increase (decrease) in management fees	123,491	91,794	82,042
Increase (decrease) in incentive fees	—	(594,066)	594,066
Increase (decrease) in professional fees	(43,441)	(24,446)	15,633
Increase (decrease) in other	(17,881)	10,216	4,960
Net cash provided by (used in) operating activities	(195,220,703)	(460,309)	2,335,344
Cash flows from financing activities:
Proceeds from additions – General Partner	—	410,000	325,000
Proceeds from additions – Limited Partners	102,847,000	71,933,000	57,948,000
Payments for redemptions – Limited Partners	(44,919,416)	(21,713,562)	(21,831,164)
Net cash provided by (used in) financing activities	57,927,584	50,629,438	36,441,836
Net change in cash	(137,293,119)	50,169,129	38,777,180
Unrestricted cash, at beginning of year	137,305,824	87,136,695	48,359,515
Unrestricted cash, at end of year	$12,705	$137,305,824	$87,136,695

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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI") which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

Effective January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P., a New York Limited Partnership (the "Master"). The Partnership purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward positions with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (the "Advisor") using the FME Large Portfolio, the Advisor's proprietary trading program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

The financial statements of the Master, including the condensed schedule of investments are contained elsewhere in this report and, should be read together with the Partnership's financial statements.

As of December 31, 2005, the Partnership owned approximately 70.8% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. Expenses to investors as a result of the investment in the Master fund are approximately the same and redemption rights are not affected.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2017; the Net Asset Value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.    Accounting Policies:

a.	The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the Partners' capital of the Master. All of the income and expenses and unrealized and realized gains and losses from commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements

day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership's income and expenses.

c.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d.	Certain prior period amounts have been reclassified to conform to current year presentation.

3.    Agreements:

a.	Limited Partnership Agreement:

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

The Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the new trading profits, allocated pro rata from the Master, as defined in the Management Agreement, earned by it for the Partnership.

c.	Customer Agreement:

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 6.5% per year of month-end Net Assets, allocated pro rata from the Master, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of all accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. All National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees will be borne by the Master and allocated to the Partnership through its investment in the Master. In 2004, all of the Partnerships' assets were deposited in the Partnerships' account at CGM. The Partnerships' cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005 and 2004, the amount of cash held for margins requirements was $0 and $19,775,170, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity allocated pro rata to the Partnership by

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements

the Master during each month at a 30-day U.S. Treasury Bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury Bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The results of the Master's trading activities are shown in the statements of income and expenses.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner. A limited partner may require the Partnership to redeem some or all of its Redeemable Units (minimum 10 Redeemable Units) at their Net Asset Value as of the last day of any month on 10 days notice to the General Partner provided that no redemption may result in the limited partner holding fewer than 10 Redeemable Units after such redemption is effected. There is no fee charged to limited partners in connection with redemptions.

The Partnership is permitted to withdraw all or a portion of its interest in the Master as of each month-end in order to meet its obligations with respect to the redemption rights of the Limited Partners.

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Net realized and unrealized gains*	$113.79	$144.22	$312.46
Interest income	39.88	16.47	12.51
Expenses**	(36.06)	(95.54)	(84.61)
Increase for the year	117.61	65.15	240.36
Net asset value per Redeemable Unit, beginning of year	1,699.79	1,634.64	1,394.28
Net asset value per Redeemable Unit, end of year	$1,817.40	$1,699.79	$1,634.64

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements

Ratios to average net assets:
Net investment loss before incentive fees***	(6.7)%	(8.1)%	(8.6)%

Operating expenses	9.1%	9.2%	9.4%
Incentive fees	—	3.2%	3.2%
Total expenses	9.1%	12.4%	12.6%

Total return:
Total return before incentive fees	6.9%	6.7%	19.9%
Incentive fees	—	(2.7)%	(2.7)%
Total return after incentive fees	6.9%	4.0%	17.2%

***	Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using limited partners' share of income, expenses and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, through the Partnership's investment in the Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements

effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004 are summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions, expenses allocated from Master and clearing fees plus interest income	$7,244,792	$(2,804,970)	$22,212,361	$(8,378,079)
Net income (loss)	$6,099,029	$(3,865,675)	$21,227,777	$(9,243,288)
Increase (decrease) in Net Asset Value per Redeemable Unit	$51.22	$(35.78)	$191.90	$(89.73)

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$12,082,816	$(4,856,928)	$(16,826,795)	$20,698,388
Net income (loss)	$11,223,959	$(5,533,525)	$(17,454,416)	$16,107,919
Increase (decrease) in Net Asset Value per Redeemable Unit	$127.03	$(66.74)	$(238.11)	$242.97

To the Limited Partners of
CMF Campbell Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Campbell Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor's Report

To the Partners of
CMF Campbell Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Campbell Master
Fund L.P. (the "Partnership"), including the condensed schedule of investments, as of December 31, 2005, and the related statements of income and expenses, changes in partners' capital, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2005, and the results of its operations, changes in its partners' capital, and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

CMF Campbell Master Fund L.P.
Statement of Financial Condition
December 31, 2005

2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $42,476,193) (Note 3c)	$337,483,460
Unrealized appreciation on open forward contracts	9,103,088
346,586,548
Interest receivable	779,766
$347,366,314

Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open future positions	$607,801
Unrealized depreciation on open forward contracts	19,546,499
Accrued expenses:
Professional fees	41,475
Distribution payable (Note 5)	779,766
20,975,541

Partners' capital:
Partners' capital, 286,601.7201 Redeemable Units outstanding in 2005	326,390,773
$347,366,314

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased

Energy	$(2,956,926)	(0.90)%
Interest Rates Non-U.S.	128,183	0.04
Interest Rates U.S.	(22,312)	(0.01)
Indices	(193,762)	(0.06)
Metals	73,100	0.02
Total futures contracts purchased	(2,971,717)	(0.91)

Futures Contracts Sold

Interest Rates Non-U.S.	2,875,170	0.88
Interest Rates U.S.	(435,695)	(0.14)
Indices	(75,559)	(0.02)
Total futures contracts sold	2,363,916	0.72

Unrealized Appreciation on Forward Contracts

Currencies	9,018,132	2.76
Metals	84,956	0.03
Total unrealized appreciation on forward contracts	9,103,088	2.79

Unrealized Depreciation on Forward Contracts

Currencies	(19,539,120)	(5.99)
Metals	(7,379)	(0.00) *
Total unrealized depreciation on forward contracts	(19,546,499)	(5.99)

Total fair value	$(11,051,212)	(3.39)%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statement of Income and Expenses
for the year ended December 31, 2005

2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$53,405,733
Net unrealized losses on open positions	(13,918,072)
39,487,661
Interest income (Note 3c)	6,863,937
46,351,598
Expenses:
Clearing fees	485,726
Professional fees	54,450
540,176
Net income	$45,811,422
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$163.17

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statement of Changes in Partners' Capital
for the year ended December 31, 2005

Limited Partners' Capital
Initial capital contribution from Limited Partners at January 1, 2005 representing 283,959.2998 Units	$283,959,300
Net income	45,811,422
Sale of 78,580.3523 Redeemable Units of Limited Partnership Interest	83,741,000
Redemption of 75,937.9320 Redeemable Units of Limited Partnership Interest	(80,257,012)
Distribution of Interest to feeder funds	(6,863,937)
Partners' capital at December 31, 2005	$326,390,773
Net asset value per Redeemable Unit:

2005:	$1,138.83

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statement of Cash Flows
for the year ended December 31, 2005

2005
Cash flows from operating activities:
Net income	$45,811,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(42,476,193)
(Increase) decrease in net unrealized appreciation on open futures positions	4,370,478
(Increase) decrease in unrealized appreciation on open forward contracts	7,141,687
(Increase) decrease in interest receivable	(779,766)
Increase (decrease) in net unrealized depreciation on open futures positions	607,801
Increase (decrease) in unrealized depreciation on open forward contracts	1,798,105
Accrued expenses:
Increase (decrease) in professional fees	41,475
Net cash provided by (used in) operating activities	16,515,009

Cash flows from financing activities:
Proceeds from additions	364,833,441
Payments for redemptions	(80,257,012)
Distribution of interest to feeder funds	(6,084,171)
Net cash provided by (used in) financing activities	278,492,258

Net change in cash	295,007,267
Unrestricted cash, at beginning of year	—
Unrestricted cash, at end of year	$295,007,267
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$2,866,859

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Campbell Master Fund L.P. (the "Master") is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of Redeemable units ("Units") of Limited Partnership Interest.

On January 1, 2005, (date Master commenced trading operations), Smith Barney Potomac Futures Fund L.P. ("Potomac") allocated substantially all its capital and Smith Barney Diversified Futures Fund L.P. ("Diversified"), Smith Barney Diversified Futures Fund L.P. II ("Diversified II"), Smith Barney Global Markets Futures Fund L.P. ("Global Markets"), Salomon Smith Barney Global Diversified Futures Fund L.P. ("Global Diversified") and Salomon Smith Barney Diversified 2000 Futures Fund L.P. ("Diversified 2000") allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forwards positions with a fair value of $1,582,992, Diversified purchased 19,621.1422 Units of the Master with cash equal to $19,428,630 and a contribution of open commodity futures and forwards positions of $192,512, Diversified II purchased 18,800.3931 Units of the Master with cash equal to $18,587,905 and a contribution of open commodity futures and forwards positions of $212,488, Global Markets purchased 2,858.0358 Units of the Master with cash equal to $2,759,784 and a contribution of open commodity futures and forwards positions with a fair value of $98,252 Global Diversified purchased 17,534.8936 Units of the Master with cash equal to $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Units of the Master with cash equal to $50,768,573 and a contribution of open commodity futures and forwards positions with a fair value of $587,618. The Master was formed to permit commodity pools managed now and in the future by Campbell and Company Inc. (the "Advisor"), using the FME Large Portfolio, the Advisor's Proprietary trading program, to invest together in one trading vehicle.

The Master operates under a "master/feeder fund" structure where its investors consist of Potomac, Diversified, Diversified II, Global Markets, Global Diversified and Diversified 2000 (each a "Feeder", collectively the "Feeder Funds") with 70.8%, 4.7%, 5.4%, 0.9%, 5.0% and 13.2% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2005, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the feeder funds at the time of such determination.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master's income and expenses.

d.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Feeder Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005, the amount of cash held by the Master for margin requirements was $42,476,193. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master's trading activities are shown in the statement of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the year ended December 31, 2005, based on a monthly calculation, was $11,094,108.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the year ended December 31, 2005 was as follows:

2005
Net realized and unrealized gains*	$139.02
Interest income	24.34
Expenses**	(.19)
Increase for the year	163.17
Distributions	(24.34)
Net asset value per Redeemable Unit, beginning of year	1,000.00
Net asset value per Redeemable Unit, end of year	$1,138.83

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	2.2%
Operating expenses	0.2%
Total return	16.3%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partner's share of income, expense and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The

CMF Campbell Master Fund L.P.

Notes to Financial Statements

Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Campell Master for the year ended December 31, 2005 is summarized below.

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$15,970,277	$669,970	$38,451,824	$(9,226,199)

Net Income (loss)	$15,956,477	$656,169	$38,438,175	$(9,239,399)

Increase (decrease) in Net Asset Value per Unit	$56.20	$1.63	$137.83	$(32.49)

Item 9.    Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

Management's report on internal control over financial reporting and KPMG LLP's related opinion are included in the Partnership's annual financial statements under Item 8.    Financial Statements and Supplementary Data

Item 9B.    Other Information.

The Partnership previously filed report(s) as an "accelerated filer" (as defined in Rule 12b-2 of the Exchange Act). The Partnership has been advised by SEC Staff that it is not an accelerated filer and that it is not, therefore, required to file as such.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by Campbell & Company, Inc.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 2005, CGM earned $12,923,399 in brokerage commissions from the Partnership. Management fees of $3,953,525 were earned by the Advisor for the year ended December 31, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners.

As of February 28, 2006, the partnership knows of no person who beneficially owns more than five percent (5%) the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 729.3902 Units (0.6%) of Limited Partnership Interest as of December 31, 2005.

Principals who own Redeemable Units of the Partnership*

*    David S. Vogel        15.6688 Redeemable Units

*    Maureen O'Toole        58.2367 Redeemable Units

*    No one Principal owns more than 1% of the Redeemable Units of Limited Partnership Interest.

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

2005                $44,000

2004                $50,450

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2005                $7,606

2004                $5,136

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2005 and 2004.

Condensed Schedules of Investments at December 31, 2005 and 2004.

Statements of Income and Expenses for the years ended December 31, 2005, 2004 and 2003.

Statements of Changes in Partners' Capital for the years ended December 31, 2005, 2004 and 2003.

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

10.5.1 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 1998 (filed herein).

10.6 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 1999 (filed as Exhibit 10. 6 to the Partnership Form 10) (previously filed).

10.7 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2000 (filed as Exhibit 10. 7 to the Partnership Form 10) (previously filed).

10.8 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2001 (filed as Exhibit 10.8 to the Partnership Form 10) (previously filed).

10.9 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2002 (filed as Exhibit 10.9 to the Partnership Form 10) (previously filed).

10.10 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2003 (filed as Exhibit 10.10 to the Partnership Form 10) (previously filed).

10.11 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2004 (filed as Exhibit 10.11 to the Partnership Form 10) (previously filed).

10.12 – Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2005 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2006.

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

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Shelley Ullman
President and Director	Director
/s/ Maureen O'Toole	/s/ Jennifer Magro
Maureen O'Toole	Jennifer Magro
Director	Director
/s/ Daniel R. McAuliffe, Jr.	/s/ Jerry Pascucci
Daniel R. McAuliffe, Jr.	Jerry Pascucci
Chief Financial Officer and	Director
Director
/s/ Ihor Rakowsky
Ihor Rakowsky
Secretary and Director