Form 10-Q
period 2006-03-31
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2006-05-12
CIK 1043565

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

Commission File Number 000-50735

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer          Accelerated filer          Non Accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2006 and December 31, 2005 (unaudited).	3
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2006 and 2005 (unaudited).	4
	Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited).	5
	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited).	6 – 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 – 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 – 19
Item 4.	Controls and Procedures.	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Investment in Master, at fair value	$260,762,903	$231,467,408
Equity in commodity futures trading account:
Cash	32,138	12,705
	$260,795,041	$231,480,113
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions	$1,412,640	$1,277,897
Management fees	432,226	391,002
Incentive fees	1,237,713	—
Other fees	46,773	15,656
Redemptions Payable	1,669,958	1,878,905
	4,799,310	3,563,460
Partners' Capital:
General Partner 729.3902 Unit equivalent outstanding in 2006 and 2005	1,380,918	1,325,594
Limited Partners 134,485.4270 and 124,678.9436 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively.	254,614,813	226,591,059
	255,995,731	227,916,653
	$260,795,041	$231,480,113

See Accompanying Notes to Financial Statements.

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Realized losses on closed positions allocated from Master	$(3,620,391)	$(5,715,618)
Change in unrealized gains (losses) on open positions allocated from Master	18,447,250	(638,348)
Interest income allocated from Master	2,076,688	781,944
Expenses allocated from Master	(71,144)	(85,781)
	16,832,403	(5,657,803)
Expenses:
Brokerage commissions	4,055,436	2,728,442
Management fees	1,239,919	834,066
Incentive fees	1,237,713	—
Other	31,117	22,977
	6,564,185	3,585,485
Net income (loss)	10,268,218	(9,243,288)
Additions — Limited Partner	25,086,000	26,917,000
Redemptions — Limited Partners	(7,275,140)	(3,382,210)
Net (increase) decrease in Partners' capital	28,079,078	14,291,502
Partners' capital, beginning of period	227,916,653	154,682,645
Partners' capital, end of period	$255,995,731	$168,974,147
Net asset value per Redeemable Unit (135,214.8172 and 104,949.0092 Units outstanding at March 31, 2006 and 2005, respectively)	$1,893.25	$1,610.06
Net income (loss) per Redeemable Unit of Limited Partnership	$75.85	$(89.73)

See Accompanying Notes to Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$10,268,218	$(9,243,288)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of Investment in Partnership	(25,086,000)	(172,205,653)
Proceeds from Sale of Investment in Partnership	10,546,220	3,508,314
Net unrealized (appreciation) depreciation on Investment in Partnership	(14,755,715)	(2,955,458)
(Increase) decrease in restricted cash	—	19,775,170
Net unrealized (appreciation) depreciation on open futures positions	—	2,504,531
Unrealized appreciation on open forward contracts	—	9,444,675
(Increase) decrease in interest receivable	—	205,283
Unrealized depreciation on open forward contracts	—	(10,366,214)
Accrued expenses:
Increase (decrease) in commissions	134,743	73,426
Increase (decrease) in management fees	41,224	22,424
Increase (decrease) in incentive fees	1,237,713	—
Increase (decrease) in other	31,117	22,978
Net cash provided by (used in) operating activities	(17,582,480)	(159,213,812)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	25,086,000	26,917,000
Payments for redemptions — Limited Partners	(7,484,087)	(4,926,089)
Net cash provided by (used in) financing activities	17,601,913	21,990,911
Net change in cash	19,433	(137,222,901)
Cash, at beginning of period	12,705	137,305,824
Cash, at end of period	$32,138	$82,923
Non-Cash Financing Activities:
Contributions of open commodity futures and forward positions	—	$(1,582,992)

See Accompanying Notes to Financial Statements

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
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

Effective January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P., (the "Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward positions with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (the "Advisor") using the FME Large Portfolio Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of March 31, 2006, the Partnership owned approximately 73.1% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Partners' Capital, Condensed Schedule of Investments and Statement of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master's Statement of Financial Condition and Condensed Schedule of Investments as of March 31, 2006 and Statement of Income and Expenses and Partners' Capital and Statement of Cash Flows for the three months ended March 31, 2006 and 2005 are presented below:

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Statement of Financial Condition
(Unaudited)

	March 31, 2006	December 30, 2005

Assets:
Equity in commodity futures trading account:
Cash (restricted $34,770,767 and $42,476,193 in 2006 and 2005, respectively)	$341,502,675	$337,483,460
Net unrealized appreciation on open futures positions	7,564,985	—
Unrealized appreciation on open forward contracts	16,788,509	9,103,088
	365,856,169	346,586,548
Interest receivable	1,046,705	779,766
	366,902,874	347,366,314
Liabilities and Partners' Capital:
Liabilities:
Net commodity options written at Market Value (premium received $62,140)	$29,137	$—
Net unrealized depreciation on open futures positions	—	607,801
Unrealized depreciation on open forward contracts	10,070,228	19,546,499
Accrued expenses:
Professional fees	47,523	41,475
Distribution payable	1,046,705	779,766
	11,193,593	20,975,541
Partners' Capital:
Partners' Capital, 294,509.8894 and 286,601.7201 Units outstanding in 2006 and 2005, respectively	355,709,281	326,390,773
	$366,902,874	$347,366,314

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners' Capital
Energy	$2,154,530	0.61%
Interest Rates Non-U.S.	(887,413)	(0.25)
Indices	1,818,469	0.51
Metals	363,640	0.10
Total futures contracts purchased	3,449,226	0.97

Futures Contracts Sold
Energy	(7,600)	(0.00) *
Interest Rates Non-U.S.	1,471,396	0.41
Interest Rates U.S.	2,653,246	0.75
Indices	(1,283)	(0.00) *
Total futures contracts sold	4,115,759	1.16

Unrealized Appreciation on Forward Contracts

Currencies	14,744,945	4.15
Metals	2,043,564	0.57
Total unrealized appreciation on forward contracts	16,788,509	4.72

Unrealized Depreciation on Forward Contracts

Currencies	(9,943,814)	(2.80)
Metals	(126,414)	(0.04)
Total unrealized depreciation on forward contracts	(10,070,228)	(2.84)

Options Written

Currencies	(29,137)	(0.00) *

Total fair value	$14,254,129	4.01%

Percentages are based on Partners' capital of the Master unless otherwise indicated

* Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

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

Percentages are based on Partners' capital of the Master unless otherwise indicated

* Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions and foreign currencies	$(4,986,974)	$(9,173,982)
Change in unrealized gains (losses) on open positions	25,364,169	(1,192,577)
	20,377,195	(10,366,559)

Interest Income	2,873,934	1,265,914
	23,251,129	(9,100,645)

Expenses:
Commissions including clearing fees of $52,676 and $35,818, respectively	92,229	125,554
Other expenses	6,048	13,200
	98,277	138,754

Net income (loss)	23,152,852	(9,239,399)
Additions — Limited Partners	25,086,000	291,770,300
Redemptions — Limited Partners	(16,046,410)	(7,411,048)
Distribution of interest to Feeder Funds	(2,873,934)	(1,265,914)
Net increase in Partners' capital	29,318,508	273,853,939

Partners' capital, beginning of period	326,390,773	—

Partners' capital, end of period	$355,709,281	$273,853,939

Net asset value per Unit (294,509.8894 and 284,365.1251 Units outstanding at March 31, 2006 and 2005, respectively)	$1,207.80	$963.04

Net gain (loss) per Unit of Partners' Interest	$78.80	$(32.50)

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$23,152,852	$(9,239,399)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	7,705,426	(31,825,411)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(7,564,985)	(764,784)
(Increase) decrease in unrealized appreciation on open forward contracts	(7,685,421)	7,795,474
(Increase) decrease in interest receivable	(266,939)	(496,657)
Increase (decrease) in unrealized depreciation on open futures positions	(607,801)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(9,476,271)	(5,838,113)
Increase (decrease) in commodity option written at fair value	29,137	—
Accrued expenses:
Increase (decrease) in professional fees	6,048	13,200
Net cash provided by (used in) operating activities	5,292,046	(40,355,690)
Cash flows from financing activities:
Proceeds from additions	25,086,000	288,903,441
Payments for redemptions	(16,046,410)	(7,411,048)
Distribution of interest to feeder funds	(2,606,995)	(769,257)
Net cash provided by (used in) financing activities	6,432,595	280,723,136
Net change in cash	11,724,641	240,367,446
Unrestricted cash, at beginning of period	295,007,267	—
Unrestricted cash, at end of period	$306,731,908	$240,367,446
Non cash financing activities: Contribution of open commodity futures and forwards positions	$—	$2,866,859

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net Realized and Unrealized gains (losses)*	$78.96	$(88.92)
Interest Income	15.59	7.50
Expenses**	(18.70)	(8.31)
Increase (decrease) for the period	75.85	(89.73)
Net Asset per Redeemable Unit, beginning of period	1,817.40	1,699.79
Net Asset per Redeemable Unit, end of period	$1,893.25	$1,610.06

*	Includes Partnership brokerage commissions and brokerage commissions allocated from the Master.

**	Excludes Partnership brokerage commissions and brokerage commissions allocated from the Master.

	Three Months Ended March 31,
	2006	2005
Ratio to average net assets:***
Net investment loss before incentive fees****	(5.6)%	(7.1)%
Operating expenses	9.1%	9.1%
Incentive fees	0.5	—
Total expenses	9.6%	9.1%
Total return:
Total return before incentive fees	4.7%	(5.3)%
Incentive fees	(0.5)	—
Total return after incentive fees	4.2%	(5.3)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized gains (losses)*	$68.99	$(36.92)
Interest Income	9.83	4.46
Expenses **	(0.02)	(0.04)
Increase for the period	78.80	(32.50)
Distributions	(9.83)	(4.46)
Net Asset Value per Unit, beginning of period	1,138.83	1,000.00
Net Asset Value per Unit, end of period	$1,207.80	$963.04
*Includes brokerage commissions
**Excludes brokerage commissions
Ratios to average net assets:***
Net investment income ****	3.2%	1.7%
Operating expense	0.1%	0.2%
Total return	6.9%	(3.3)%

***	Annualized

****	Interest income less total expenses

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

All of the commodity interests owned by the Master in 2006 (and owned by the Partnership in 2005) are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2006 and December 31, 2005, based on a monthly calculation, were $2,582,213 and $11,094,108, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2006 and December 31, 2005, were $14,254,129 and $(11,051,212), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
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

The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the first quarter of 2006.

The Partnership's capital consists of capital contributions, as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, Partnership capital increased 12.3% from $227,916,653 to $255,995,731. This increase was attributable to a net gain from operations of $10,268,218 coupled with the additional sales of 13,754.8347 Redeemable Units of Limited Partnership Interest totaling $25,086,000, which was partially offset by the redemption of 3,948.3513 Redeemable Units of Limited Partnership Interest totaling $7,275,140. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2006, the Master's capital increased 9.0% from $326,390,773 to $355,709,281. This increase was attributable to a net gain from operations of $23,152,852 coupled with the additional sales of 21,846.4224 units totaling $25,086,000, which was partially offset by the redemption of 13,938.2531 Units totaling $16,046,410 and distribution of interest totaling $2,873,934 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's first quarter of 2006 the net asset value per Redeemable unit increased 4.2% from $1,817.40 to $1,893.25 compared to a decrease of 5.3% in the first quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $14,826,859. Gains were primarily attributable to the Master's trading of commodity futures in currencies, U.S. interest rates, livestock, metals and indices partially offset by losses in non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $6,353,966. Losses were primarily attributable to the Master's trading of commodity futures in currencies and indices and were partially offset by gains in U.S. and non-U.S. interest rates, energy and metals.

Nearly all sectors traded by the Master were profitable in the first quarter. The main drivers of performance were market trends in stock indices, interest rate, energy and foreign exchange markets that were favorable to the Advisor's portfolio and trading strategies.

The results from energy trading were generally inconsequential as the Advisor's portfolio focuses more on energy sectors, like natural gas and heating oil, which tend to be less influenced by political and weather related forces and therefore less susceptible to sudden reversals. Through this period, global interest rates continued their rise which was profitable for the advisor's positions in U.S. fixed income instruments but less so in non-U.S. trading.

Counterintuitive to traditional market reaction to higher interest rates, global stock markets advanced as corporate earnings reports for full year 2005 met or exceeded expectations and consumer spending remained high despite increased energy prices and interest rates. Adding to gains for the partnership was profitable trading in foreign currencies. Driven by expectations of higher interest rates, the U.S. dollar rallied in March and was profitable for the Advisor's positions.

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

Interest income on 80% of the Partnership's daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three months ended March 31, 2006 increased by $1,294,744 as compared to the corresponding period in 2005. The increase in interest income is primarily due to higher net assets and higher interest rates during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2006 increased by $1,326,994 as compared to the corresponding period in 2005. The increase in brokerage commissions and fees is due to higher net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2006 increased by $405,853 as compared to the corresponding period in 2005. The increase in management fees is due to higher net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three months ended March 31, 2006 resulted in incentive fees of $1,237,713. There were no incentive fees earned for the three months ended March 31, 2005.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2006 and the highest, lowest and average values during the three months ended March 31, 2006. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2006, the Master's total capitalization was $355,709,281.

March 31, 2006
(Unaudited)

			Three Months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC traded Contracts	$15,855,407	4.46%	$16,627,009	$10,760,009	15,259,326
Energy	3,433,700	0.97%	6,696,300	1,155,082	4,482,200
Indices	6,703,725	1.88%	14,411,622	6,163,466	9,331,036
Interest Rates Non-U.S.	2,941,882	0.83%	6,533,524	2,496,984	3,086,782
Interest Rates U.S.	3,039,000	0.85%	3,892,620	786,310	2,798,983
Metals
— Exchange traded Contracts	192,500	0.05%	2,850,700	51,000	143,500
— OTC traded Contracts	553,550	0.16%	822,970	279,433	556,950
Total	$32,719,764	9.20%

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

WorldCom, Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2006, there were additional sales of 13,754.8347 Redeemable Units of Limited Partnership totaling $25,086,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - January 31, 2006	707.1046	$1,853.49	N/A	N/A
February 1, 2006 - February 28, 2006	2,359.1877	$1,820.36	N/A	N/A
March 1, 2006 - March 31, 2006	882.0590	$1,893.25	N/A	N/A
Total	3,948.3513	$1,855.70	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-1 are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the period ended December 31, 2005.

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
Date: May 12, 2006
By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date: May 12, 2006