Form 10-Q
period 2006-06-30
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2006-08-14
CIK 1043565

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer          Accelerated filer          Non Accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2006 and December 31, 2005 (unaudited).	3
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2006 and 2005 (unaudited).	4
	Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 (unaudited).	5
	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited).	6 – 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 – 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures.	19
PART II - Other Information		20

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Investment in Master, at fair value	$256,375,165	$231,467,408
Cash	19,570	12,705
	$256,394,735	$231,480,113
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,388,805	$1,277,897
Management fees	424,952	391,002
Other	34,765	15,656
Redemptions Payable	3,913,532	1,878,905
	5,762,054	3,563,460
Partners' Capital:
General Partner 729.3902 Unit equivalent outstanding in 2006 and 2005	1,284,733	1,325,594
Limited Partners 141,563.9702 and 124,678.9436 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively.	249,347,948	226,591,059
	250,632,681	227,916,653
	$256,394,735	$231,480,113

See accompanying Notes to Financial Statements.

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Realized gains (losses) on closed positions allocated from Master	$(5,764,106)	$13,147,431	$(9,384,497)	$7,431,813
Change in unrealized gains (losses) on open positions allocated from Master	(10,109,825)	11,227,417	8,337,425	12,172,061
Interest income allocated from Master	2,451,243	959,721	4,527,931	1,741,665
Expenses allocated from Master	(50,332)	(81,853)	(121,476)	(167,634)
Net gains (losses) on trading of commodity interest:
Change in unrealized gains (losses) on open positions	—	—	—	(1,582,992)
	(13,473,020)	25,252,716	3,359,383	19,594,913
Expenses:
Brokerage commissions	4,231,810	3,049,211	8,287,246	5,777,653
Management fees	1,294,768	933,342	2,534,687	1,767,408
Incentive fees	—	—	1,237,713	—
Other	33,995	42,386	65,112	65,363
	5,560,573	4,024,939	12,124,758	7,610,424
Net income (loss)	(19,033,593)	21,227,777	(8,765,375)	11,984,489
Additions — Limited Partners	23,253,000	15,343,000	48,339,000	42,260,000
Redemptions — Limited Partners	(9,582,457)	(6,215,912)	(16,857,597)	(9,598,122)
Net increase (decrease) in Partners' Capital	(5,363,050)	30,354,865	22,716,028	44,646,367
Partners' Capital, beginning of period	255,995,731	168,974,147	227,916,653	154,682,645
Partners' Capital, end of period	$250,632,681	$199,329,012	$250,632,681	$199,329,012
Net asset value per Redeemable Unit (142,293.3604 and 110,617.8983 Units outstanding at June 30, 2006 and 2005, respectively)	$1,761.38	$1,801.96	$1,761.38	$1,801.96
Net income (loss) per Redeemable Unit of Limited Partnership	$(131.87)	$191.90	$(56.02)	$102.17

See accompanying Notes to Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(19,033,593)	$21,227,777	$(8,765,375)	$11,984,489
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of Investment in Master	(23,253,000)	(15,343,000)	(48,339,000)	(196,942,646)
Proceeds from Sale of Investment in Master	11,716,475	9,432,597	22,262,695	12,940,910
Net unrealized (appreciation) depreciation on Investment in Master	15,924,263	(24,293,270)	1,168,548	(17,854,734)
(Increase) decrease in restricted cash	—	—	—	19,775,170
Net unrealized (appreciation) depreciation on open futures positions	—	—	—	2,504,531
Unrealized appreciation on open forward contracts	—	—	—	9,444,675
(Increase) decrease in interest receivable	—	—	—	205,283
Unrealized depreciation on open forward contracts	—	—	—	(10,366,214)
Accrued expenses:
Increase (decrease) in brokerage commissions	(23,835)	130,722	110,908	204,148
Increase (decrease) in management fees	(7,274)	40,086	33,950	62,510
Increase (decrease) in incentive fees	(1,237,713)	—	—	—
Increase (decrease) in other	(12,008)	(12,901)	19,109	10,077
Net cash provided by (used in) operating activities	(15,926,685)	(8,817,989)	(33,509,165)	(168,031,801)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	23,253,000	15,343,000	48,339,000	42,260,000
Payments for redemptions — Limited Partners	(7,338,883)	(6,535,765)	(14,822,970)	(11,461,854)
Net cash provided by (used in) financing activities	15,914,117	8,807,235	33,516,030	30,798,146
Net change in cash	(12,568)	(10,754)	6,865	(137,233,655)
Cash, at beginning of period	32,138	82,923	12,705	137,305,824
Cash, at end of period	$19,570	$72,169	$19,570	$72,169
Non-Cash Financing Activities:
Contributions of open commodity futures and forward positions	$—	$—	$—	$(1,582,992)

See accompanying Notes to Financial Statements

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General:

Smith Barney Potomac Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized on March 14, 1997 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) during its initial offering period. The Partnership continues to offer Redeemable Units.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

Effective January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P., (the ‘‘Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward positions with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (the ‘‘Advisor’’) using the FME Large Portfolio Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of June 30, 2006, the Partnership owned approximately 75.0% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Partners' Capital, Condensed Schedule of Investments and Statement of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master's Statement of Financial Condition and Condensed Schedule of Investments as of June 30, 2006 and Statement of Income and Expenses and Partners' Capital and Statement of Cash Flows for the three and six months ended June 30, 2006 and 2005 are presented below:

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Statement of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005

Assets:
Equity in commodity futures trading account:
Cash (restricted $19,668,262 and $42,476,193 in 2006 and 2005, respectively)	$340,373,977	$337,483,460
Net unrealized appreciation on open futures positions	3,692,895	—
Unrealized appreciation on open forward contracts	6,976,075	9,103,088
	351,042,947	346,586,548
Interest receivable	1,067,246	779,766
	352,110,193	347,366,314
Liabilities and Partners' Capital:
Liabilities:
Commodity options written at fair value (premium received $99,584 in 2006)	$102,562	$—
Net unrealized depreciation on open futures positions	—	607,801
Unrealized depreciation on open forward contracts	10,020,897	19,546,499
Accrued expenses:
Other	7,050	41,475
Distribution payable	1,067,246	779,766
	11,197,755	20,975,541
Partners' Capital:
Partners' Capital, 299,771.6713 and 286,601.7201 Units outstanding in 2006 and 2005, respectively	340,912,438	326,390,773
	$352,110,193	$347,366,314

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners' Capital
Energy	$1,030,937	0.30%
Interest Rates Non-U.S.	(586,848)	(0.17)
Indices	39,875	0.01
Metals	634,827	0.19
Total futures contracts purchased	1,118,791	0.33

Futures Contracts Sold
Energy	146,410	0.04
Interest Rates Non-U.S.	2,789,382	0.82
Interest Rates U.S.	239,311	0.07
Indices	(363,549)	(0.11)
Metals	(237,450)	(0.07)
Total futures contracts sold	2,574,104	0.75

Unrealized Appreciation on Forward Contracts

Currencies	6,718,724	1.97
Metals	257,351	0.08
Total unrealized appreciation on forward contracts	6,976,075	2.05

Unrealized Depreciation on Forward Contracts

Currencies	(9,735,318)	(2.86)
Metals	(285,579)	(0.08)
Total unrealized depreciation on forward contracts	(10,020,897)	(2.94)

Options Written

Currencies	(102,562)	(0.03)

Total fair value	$545,511	0.16%

Percentages are based on Partners' Capital of the Master unless otherwise indicated

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased

Energy	$(2,956,926)	(0.90)%
Interest Rates Non-U.S.	128,183	0.04
Interest Rates U.S.	(22,312)	(0.01)
Indices	(193,762)	(0.06)
Metals	73,100	0.02
Total futures contracts purchased	(2,971,717)	(0.91)

Futures Contracts Sold

Interest Rates Non-U.S.	2,875,170	0.88
Interest Rates U.S.	(435,695)	(0.14)
Indices	(75,559)	(0.02)
Total futures contracts sold	2,363,916	0.72

Unrealized Appreciation on Forward Contracts

Currencies	9,018,132	2.76
Metals	84,956	0.03
Total unrealized appreciation on forward contracts	9,103,088	2.79

Unrealized Depreciation on Forward Contracts

Currencies	(19,539,120)	(5.99)
Metals	(7,379)	(0.00)*
Total unrealized depreciation on forward contracts	(19,546,499)	(5.99)

Total fair value	$(11,051,212)	(3.39)%

Percentages are based on Partners' Capital of the Master unless otherwise indicated

* Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(7,644,567)	$19,502,500	$(12,631,342)	$10,328,518
Change in unrealized gains (losses) on open positions	(13,667,663)	17,579,466	11,696,307	16,386,889
	(21,312,230)	37,081,966	(935,035)	26,715,407

Interest income	3,292,428	1,481,454	6,166,362	2,747,368
	(18,019,802)	38,563,420	5,231,327	29,462,775

Expenses:
Commissions including clearing fees of $42,566, $49,645, $45,242 and $85,463, respectively	61,189	111,595	153,418	237,149
Other	6,115	13,650	12,163	26,850
	67,304	125,245	165,581	263,999

Net income (loss)	(18,087,106)	38,438,175	5,065,746	29,198,776
Additions — Limited Partners	23,718,000	15,343,000	48,804,000	307,113,300
Redemptions — Limited Partners	(17,135,309)	(25,505,076)	(33,181,719)	(32,916,124)
Distribution of interest to Feeder Funds	(3,292,428)	(1,481,454)	(6,166,362)	(2,747,368)
Net increase (decrease) in Partners' Capital	(14,796,843)	26,794,645	14,521,665	300,648,584

Partners' Capital, beginning of period	355,709,281	273,853,939	326,390,773	—

Partners' Capital, end of period	$340,912,438	$300,648,584	$340,912,438	$300,648,584

Net asset value per Unit (299,771.6713 and 274,415.1242 Units outstanding at June 30, 2006 and 2005, respectively)	$1,137.24	$1,095.60	$1,137.24	$1,095.60

Net gain (loss) per Unit of Partners' Interest	$(59.66)	$137.83	$19.14	$105.33

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Statement of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(18,087,106)	$38,438,175	$5,065,746	$29,198,776
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	15,102,505	(3,783,924)	22,807,931	(35,609,335)
(Increase) decrease in net unrealized appreciation on open futures positions	3,872,090	(3,875,002)	(3,692,895)	(4,639,786)
(Increase) decrease in unrealized appreciation on open forward contracts	9,812,434	(6,184,387)	2,127,013	1,611,087
(Increase) decrease in interest receivable	(20,541)	(19,265)	(287,480)	(515,922)
Increase (decrease) in commodity options written at fair value	73,425	—	102,562	—
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	(607,801)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(49,331)	(7,520,077)	(9,525,602)	(13,358,190)
Accrued expenses:
Increase (decrease) in other	(40,473)	13,650	(34,425)	26,850
Net cash provided by (used in) operating activities	10,663,003	17,069,170	15,955,049	(23,286,520)
Cash flows from financing activities:
Proceeds from additions	23,718,000	15,343,000	48,804,000	304,246,441
Payments for redemptions	(17,135,309)	(25,505,076)	(33,181,719)	(32,916,124)
Distribution of interest to feeder funds	(3,271,887)	(1,462,189)	(5,878,882)	(2,231,446)
Net cash provided by (used in) financing activities	3,310,804	(11,624,265)	9,743,399	269,098,871
Net change in cash	13,973,807	5,444,905	25,698,448	245,812,351
Unrestricted cash, at beginning of period	306,731,908	240,367,446	295,007,267	—
Unrestricted cash, at end of period	$320,705,715	$245,812,351	$320,705,715	$245,812,351
Non cash financing activities: Contribution of open commodity futures and forwards positions	$—	$—	$—	$2,866,859

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(139.61)	$192.12	$(60.65)	$103.20
Interest income allocated from Master	16.99	8.73	32.58	16.23
Expenses**	(9.25)	(8.95)	(27.95)	(17.26)
Increase (decrease) for the period	(131.87)	191.90	(56.02)	102.17
Net Asset per Redeemable Unit, beginning of period	1,893.25	1,610.06	1,817.40	1,699.79
Net Asset per Redeemable Unit, end of period	$1,761.38	$1,801.96	$1,761.38	$1,801.96

*	Includes Partnership brokerage commissions and expenses allocated from the Master.

**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratio to average net assets:***
Net investment loss before incentive fees****	(5.0)%	(7.1)%	(5.3)%	(7.0)%
Operating expenses	8.8%	9.2%	9.0%	9.1%
Incentive fees	—	—	0.5%	—
Total expenses	8.8%	9.2%	9.5%	9.1%
Total return:
Total return before incentive fees	(7.0)%	11.9%	(2.6)%	6.0%
Incentive fees	—	—	(0.5)%	—
Total return after incentive fees	(7.0)%	11.9%	(3.1)%	6.0%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(70.54)	$132.61	$(1.55)	$95.69
Interest income	10.90	5.27	20.73	9.73
Expenses **	(0.02)	(0.05)	(0.04)	(0.09)
Increase (decrease) for the period	(59.66)	137.83	19.14	105.33
Distributions	(10.90)	(5.27)	(20.73)	(9.73)
Net Asset Value per Unit, beginning of period	1,207.80	963.04	1,138.83	1,000.00
Net Asset Value per Unit, end of period	$1,137.24	$1,095.60	$1,137.24	$1,095.60
*Includes brokerage commissions
**Excludes brokerage commissions
Ratios to average net assets:***
Net investment gain ****	3.7%	1.7%	3.6%	2.5%
Operating expense	0.1%	0.2%	0.1%	0.2%
Total return	(4.9)%	14.3%	1.7%	10.5%

***	Annualized

****	Interest income less total expenses

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

All of the commodity interests owned by the Master in 2006 (and owned by the Partnership in 2005) are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2006 and December 31, 2005, based on a monthly calculation, were $41,761 and $11,094,108, respectively. The fair values of these commodity interests, including options written thereon, if applicable, at June 30, 2006 and December 31, 2005, were $545,511 and $(11,051,212), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2006.

The Partnership's capital consists of capital contributions, as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership capital increased 10.0% from $227,916,653 to $250,632,681. This increase was attributable to the additional sales of 26,193.7479 Redeemable Units of Limited Partnership Interest totaling $48,339,000, which was partially offset by a net loss from operations of $8,765,375, coupled with the redemption of 9,308.7213 Redeemable Units of Limited Partnership Interest totaling $16,857,597. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2006, the Master's capital increased 4.4% from $326,390,773 to $340,912,438. This increase was attributable to a net gain from operations of $5,065,746 coupled with the additional sales of 41,705.1956 units totaling $48,804,000, which was partially offset by the redemption of 28,535.2444 Units totaling $33,181,719 and distribution of interest totaling $6,166,362 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

Results of Operations

During the Partnership's second quarter of 2006 the net asset value per unit decreased 7.0% from $1,893.25 to $1,761.38 as compared to an increase of 11.9% in the second quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2006 of $15,873,931. Losses were primarily attributable to the trading of commodity futures in currencies and indices and were partially offset by gains in energy, U.S. and non-U.S. interest rates and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $24,374,848. Gains were primarily attributable to the trading of commodity futures in currencies and non-U.S. interest rates and were partially offset by losses in energy, U.S. interest rates, metals and indices.

During the Partnership's six months ended June 30, 2006 the net asset value per Redeemable unit decreased 3.1% from $1,817.40 to $1,761.38 as compared to an increase of 6.0% for the six months ended June 30, 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees for the six months ended June 30, 2006 of $1,047,072. Losses were primarily attributable to the trading of commodity futures in currencies and non-U.S. interest rates, and were partially offset by gains in energy, U.S. interest rates, indices and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2005 of $19,603,874. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and metals and were partially offset by losses in indices.

The second quarter 2006 was challenging for the Partnership's Advisor as both financial and commodity markets entered a highly volatile period. Gains in interest rates, metals and energy trading were not sufficient to offset substantial losses in currency and stock index trading.

Energy trading was profitable as long positions were helped by rising petroleum prices supported by continuing geopolitical disturbance and short positions benefited from deteriorating fundamentals in natural gas. Trends in the metal sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than enough to cover losses during the metals correction in May. Trading in global fixed income markets was also profitable as global rates continued to rise to combat inflation pressure.

The lack of direction in the currency sector was a result of speculation relating to U.S. interest rate policy coupled global inflation concerns. Losses in the equity sector were attributable to global economic slowdown as most of the major equity indices experienced a material correction in May after reaching multi-year highs.

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

Interest income on 80% of the Partnership's daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and six months ended June 30, 2006 increased by $1,491,522 and $2,786,266, respectively as compared to the corresponding periods in 2005. The increase in interest income is primarily due to higher net assets and higher interest rates during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions for the three and six months ended June 30, 2006 increased by $1,182,599 and $2,509,593, respectively as compared to the corresponding periods in 2005. The increase in brokerage commissions and fees is due to higher net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2006 increased by $361,426 and $767,279, respectively as compared to the corresponding periods in 2005. The increase in management fees is due to higher net assets during the three and six months ended June 30, 2006 as compared to the corresponding period in 2005.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2006 resulted in incentive fees of $0 and $1,237,713, respectively. There were no incentive fees earned for the three and six months ended June 30, 2005.

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

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master's speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master's experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master's losses in any market sector will be limited to Value at Risk or by the Master's attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2006 and the highest, lowest and average values during the three months ended June 30, 2006. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2006, the Master's total capitalization was $340,912,438. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

June 30, 2006
(Unaudited)

			Three Months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Traded Contracts	$6,224,029	1.83%	$16,376,992	$5,102,819	$8,637,465
Energy	3,042,575	0.89%	3,933,850	1,491,285	2,679,025
Interest Rates U.S.	2,309,162	0.68%	6,692,051	2,309,162	4,649,329
Interest Rates Non-U.S.	4,463,586	1.31%	7,579,057	2,772,722	5,654,588
Metals
— Exchange Traded Contracts	174,150	0.05%	453,600	—	306,450
— OTC Traded Contracts	1,212,500	0.35%	1,612,500	439,700	707,233
Indices	2,233,564	0.66%	7,293,805	1,883,142	3,871,154
Total	$19,659,566	5.77%

* Average of Month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 and under Part II, Item I, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGMI and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGMI's share of the settlement is covered by existing reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2006, there were additional sales of 12,438.9132 Redeemable Units of Limited Partnership totaling $23,253,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 - April 30, 2006	1,547.4288	$1,839.43	N/A	N/A
May 1, 2006 - May 31, 2006	1,591.0854	$1,773.97	N/A	N/A
June 1, 2006 - June 30, 2006	2,221.8558	$1,761.38	N/A	N/A
	5,360.3700	$1,791.59	N/A	N/A

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
Date: August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date: August 14, 2006