Form 10-Q
period 2006-09-30
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2006-11-14
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

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

Yes         No X

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2006 and December 31, 2005 (unaudited).	3
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2006 and 2005 (unaudited).	4
	Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited).	5
	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited).	6 – 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 – 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures.	19
PART II - Other Information		20

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Investment in Master, at fair value	$238,844,639	$231,467,408
Cash	16,774	12,705
	$238,861,413	$231,480,113
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,293,833	$1,277,897
Management fees	395,934	391,002
Other	6,909	15,656
Redemptions Payable	4,745,938	1,878,905
	6,442,614	3,563,460
Partners' Capital:
General Partner 729.3902 Unit equivalents outstanding in 2006 and 2005	1,232,028	1,325,594
Limited Partners 136,868.2340 and 124,678.9436 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively.	231,186,771	226,591,059
	232,418,799	227,916,653
	$238,861,413	$231,480,113

See accompanying Notes to Financial Statements.

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Realized gains (losses) on closed positions allocated from Master	$(5,078,356)	$3,588,457	$(14,462,853)	$11,020,269
Change in unrealized gains (losses) on open positions allocated from Master	(2,145,404)	(4,227,748)	6,192,021	6,361,320
Interest income allocated from Master	2,410,070	1,276,209	6,938,001	3,017,874
Expenses allocated from Master	(90,158)	(88,312)	(211,634)	(255,946)
	(4,903,848)	548,606	(1,544,465)	20,143,517
Expenses:
Brokerage commissions	4,007,969	3,362,977	12,295,215	9,140,631
Management fees	1,226,351	1,028,711	3,761,038	2,796,119
Incentive fees	—	—	1,237,713	—
Other	37,659	22,593	102,771	87,953
	5,271,979	4,414,281	17,396,737	12,024,703
Net income (loss)	(10,175,827)	(3,865,675)	(18,941,202)	8,118,814
Additions — Limited Partners	1,140,807	26,262,000	49,479,807	68,522,000
Redemptions — Limited Partners	(9,178,862)	(23,829,172)	(26,036,459)	(33,427,294)
Net increase (decrease) in Partners' Capital	(18,213,882)	(1,432,847)	4,502,146	43,213,520
Partners' Capital, beginning of period	250,632,681	199,329,012	227,916,653	154,682,645
Partners' Capital, end of period	$232,418,799	$197,896,165	$232,418,799	$197,896,165
Net Asset Value per Redeemable Unit (137,597.6242 and 112,047.6835 Units outstanding at September 30, 2006 and 2005, respectively)	$1,689.12	$1,766.18	$1,689.12	$1,766.18
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(72.26)	$(35.78)	$(128.28)	$66.39

See accompanying Notes to Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(10,175,827)	$(3,865,675)	$(18,941,202)	$8,118,814
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of Investment in Master	(1,140,807)	(26,262,000)	(49,479,807)	(221,621,653)
Proceeds From sale of Investment in Master	11,357,415	14,843,748	33,620,110	27,784,658
Unrealized (appreciation) depreciation on Investment in Master	7,313,918	727,603	8,482,466	(18,710,124)
(Increase) decrease in restricted cash	—	—	—	19,775,170
(Increase) decrease in net unrealized appreciation on open futures positions	—	—	—	2,504,531
(Increase) decrease in unrealized appreciation on open forward contracts	—	—	—	9,444,675
(Increase) decrease in interest receivable	—	—	—	205,283
Increase (decrease) in unrealized depreciation on open forward contracts	—	—	—	(10,366,214)
Accrued expenses:
Increase (decrease) in brokerage commissions	(94,972)	56,903	15,936	261,051
Increase (decrease) in management fees	(29,018)	17,491	4,932	80,001
Increase (decrease) in other	(27,856)	(46,116)	(8,747)	(36,039)
Net cash provided by (used in) operating activities	7,202,853	(14,528,046)	(26,306,312)	(182,559,847)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	1,140,807	26,262,000	49,479,807	68,522,000
Payments for redemptions — Limited Partners	(8,346,456)	(11,773,472)	(23,169,426)	(23,235,326)
Net cash provided by (used in) financing activities	(7,205,649)	14,488,528	26,310,381	45,286,674
Net change in unrestricted cash	(2,796)	(39,518)	4,069	(137,273,173)
Unrestricted cash, at beginning of period	19,570	72,169	12,705	137,305,824
Unrestricted cash, at end of period	$16,774	$32,651	$16,774	$32,651
Non Cash Financing Activities:
Contributions of open commodity futures and forwards positions	—	—	—	$(1,582,992)

See accompanying Notes to Financial Statements

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
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

Effective January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P., (the ‘‘Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward positions with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (the ‘‘Advisor’’) using the FME Large Portfolio Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The General Partner of the Partnership is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of September 30, 2006, the Partnership owned approximately 75.0% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Partners' Capital, Condensed Schedule of Investments and Statement of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master's Statement of Financial Condition and Condensed Schedule of Investments as of September 30, 2006 and Statement of Income and Expenses and Partners' Capital and Statement of Cash Flows for the three and nine months ended September 30, 2006 and 2005 are presented below:

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Statement of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005

Assets:
Equity in commodity futures trading account:
Cash (restricted $31,601,141 and $42,476,193 in 2006 and 2005, respectively)	$319,948,379	$337,483,460
Unrealized appreciation on open forward contracts	10,714,468	9,103,088
	330,662,847	346,586,548
Interest receivable	992,865	779,766
	331,655,712	347,366,314
Liabilities and Partners' Capital:
Liabilities:
Commodity options written at fair value (premium received $42,583 in 2006)	$27,935	$—
Net unrealized depreciation on open futures positions	3,482,429	607,801
Unrealized depreciation on open forward contracts	9,468,111	19,546,499
Accrued expenses:
Other	3,865	41,475
Distribution payable	992,865	779,766
	13,975,205	20,975,541
Partners' Capital:
Partners' Capital, 287,914.4047 and 286,601.7201 Units outstanding in 2006 and 2005, respectively	317,680,507	326,390,773
	$331,655,712	$347,366,314

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners' Capital
Energy	$(6,189,385)	(1.95)%
Interest Rates Non-U.S.	165,561	0.05
Interest Rates U.S.	808,212	0.25
Indices	2,707,163	0.85
Metals	(199,020)	(0.06)
Total futures contracts purchased	(2,707,469)	(0.86)
Futures Contracts Sold
Energy	34,400	0.01
Interest Rates Non-U.S.	(446,985)	(0.14)
Interest Rates U.S.	(362,375)	(0.11)
Total futures contracts sold	(774,960)	(0.24)
Unrealized Appreciation on Forward Contracts
Currencies	10,645,740	3.35
Metals	68,728	0.02
Total unrealized appreciation on forward contracts	10,714,468	3.37
Unrealized Depreciation on Forward Contracts
Currencies	(9,155,844)	(2.88)
Metals	(312,267)	(0.10)
Total unrealized depreciation on forward contracts	(9,468,111)	(2.98)
Options Written
Currencies	(27,935)	(0.00)*
Total fair value	$(2,264,007)	(0.71)%

Percentages are based on Partners' Capital of the Master unless otherwise indicated

*	Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
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

Percentages are based on Partners' Capital of the Master unless otherwise indicated

* Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(6,770,868)	$5,311,076	$(19,402,409)	$15,639,594
Change in unrealized gains (losses) on open positions	(2,866,718)	(6,402,778)	8,829,788	9,984,111
	(9,637,586)	(1,091,702)	(10,572,621)	25,623,705
Interest Income	3,221,079	1,876,868	9,387,441	4,624,236
	(6,416,507)	785,166	(1,185,180)	30,247,941
Expenses:
Commissions including clearing fees of $28,924 $55,256, $124,216 and $140,919, respectively	114,071	115,196	267,489	352,345
Other	6,181	13,801	18,344	40,651
	120,252	128,997	285,833	392,996
Net income (loss)	(6,536,759)	656,169	(1,471,013)	29,854,945
Additions — Limited Partners	1,140,807	26,262,000	49,944,807	333,375,300
Redemptions — Limited Partners	(14,614,900)	(18,325,803)	(47,796,619)	(51,241,927)
Distribution of Interest to Feeder Funds	(3,221,079)	(1,876,868)	(9,387,441)	(4,624,236)
Net increase (decrease) in Partners' Capital	(23,231,931)	6,715,498	(8,710,266)	307,364,082
Partners' Capital, beginning of period	340,912,438	300,648,584	326,390,773	—
Partners' Capital, end of period	$317,680,507	$307,364,082	$317,680,507	$307,364,082
Net Asset Value per Unit (287,914.4047 and 281,865.7281 Units outstanding in September 30, 2006 and 2005)	$1,103.39	$1,090.46	$1,103.39	$1,090.46
Net income (loss) per Unit of Partners' Interest	$(22.81)	$1.63	$(3.67)	$106.96

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

CMF Campbell Master Fund L.P.
Statement of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(6,536,759)	$656,169	$(1,471,013)	$29,854,945
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(11,932,879)	4,360,575	10,875,052	(31,248,760)
(Increase) decrease in net unrealized appreciation on open futures positions	3,692,895	2,714,432	—	(1,925,354)
(Increase) decrease in unrealized appreciation on open forward contracts	(3,738,393)	(11,541,057)	(1,611,380)	(9,929,970)
(Increase) decrease in interest receivable	74,381	(115,068)	(213,099)	(630,990)
Increase (decrease) in commodity options written at fair value	(74,627)	—	27,935	—
Increase (decrease) in net unrealized depreciation on open futures positions	3,482,429	—	2,874,628	—
Increase (decrease) in unrealized depreciation on open forward contracts	(552,786)	15,229,403	(10,078,388)	1,871,213
Accrued expenses:
Increase (decrease) in other	(3,185)	825	(37,610)	27,675
Net cash provided by (used in) operating activities	(15,588,924)	11,305,279	366,125	(11,981,241)
Cash flows from financing activities:
Proceeds from additions	1,140,807	26,262,000	49,944,807	330,508,441
Payments for redemptions	(14,614,900)	(18,325,803)	(47,796,619)	(51,241,927)
Distribution of interest to feeder funds	(3,295,460)	(1,761,800)	(9,174,342)	(3,993,246)
Net cash provided by (used in) financing activities	(16,769,553)	6,174,397	(7,026,154)	275,273,268
Net change in cash	(32,358,477)	17,479,676	(6,660,029)	263,292,027
Unrestricted cash, at beginning of period	320,705,715	245,812,351	295,007,267	—
Unrestricted cash, at end of period	$288,347,238	$263,292,027	$288,347,238	$263,292,027
Non cash financing activities: Contribution of open commodity futures and forwards positions	$—	$—	$—	$2,866,859

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses) allocated from Master*	$(80.32)	$(37.65)	$(140.97)	$65.55
Interest income allocated from Master	17.01	11.05	49.59	27.28
Expenses**	(8.95)	(9.18)	(36.90)	(26.44)
Increase (decrease) for the period	(72.26)	(35.78)	(128.28)	66.39
Net Asset Value per Redeemable Unit, beginning of period	1,761.38	1,801.96	1,817.40	1,699.79
Net Asset Value per Redeemable Unit, end of period	$1,689.12	$1,766.18	$1,689.12	$1,766.18

*	Includes Partnership brokerage commissions and expenses allocated from the Master.

**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ratio to average net assets:***
Net investment loss before incentive fees****	(4.8)%	(6.5)%	(5.1)%	(6.9)%
Operating expenses	8.7%	9.1%	9.0%	9.2%
Incentive fees	—	—	0.5	—
Total expenses	8.7%	9.1%	9.5%	9.2%
Total return:
Total return before incentive fees	(4.1)%	(2.0)%	(6.6)%	3.9%
Incentive fees	—	—	(0.5)	—
Total return after incentive fees	(4.1)%	(2.0)%	(7.1)%	3.9%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(33.84)	$(5.09)	$(35.39)	$90.60
Interest income	11.04	6.77	31.77	16.50
Expenses**	(0.01)	(0.05)	(0.05)	(0.14)
Increase (decrease) for the period	(22.81)	1.63	(3.67)	106.96
Distributions	(11.04)	(6.77)	(31.77)	(16.50)
Net Asset Value per Unit, beginning of period	1,137.24	1,095.60	1,138.83	1,000.00
Net Asset Value per Unit, end of period	$1,103.39	$1,090.46	$1,103.39	$1,090.46

*	Includes brokerage commissions

**	Excludes brokerage commissions

Ratios to average net assets:***
Net investment gain ****	3.7%	2.3%	3.6%	1.9%
Operating expense	0.1%	0.2%	0.1%	0.2%
Total return	(2.0)%	0.1%	(0.3)%	10.7%

***	Annualized

****	Interest income less total expenses

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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2006 and December 31, 2005, based on a monthly calculation, were $(16,178) and $11,094,108, respectively. The fair values of these commodity interests, including options written thereon, if applicable, at September 30, 2006 and December 31, 2005, were $(2,264,007) and $(11,051,212), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange—traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Master.

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

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2006.

The Partnership's capital consists of capital contributions, as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital increased 2% from $227,916,653 to $232,418,799. This increase was attributable to the additional sales of 26,843.2424 Redeemable Units of Limited Partnership Interest totaling $49,479,807, which was partially offset by a net loss from operations of $18,941,202, coupled with the redemption of 14,653.9520 Redeemable Units of Limited Partnership Interest totaling $26,036,459. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2006, the Master's capital decreased 2.7% from $326,390,773 to $317,680,507. This decrease was attributable to a net loss from operations of $1,471,013 coupled with the redemption of 41,396.2058 Units totaling $47,796,619 and distribution of interest totaling $9,387,441 to the limited partners of the Master, which was partially offset by the additional sales of 42,708.8904 units totaling $49,944,807. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners' Capital.

Results of Operations

During the Partnership's third quarter of 2006 the net asset value per Redeemable unit decreased 4.1% from $1,761.38 to $1,689.12 compared to a decrease of 2% in the third quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $7,223,760. Losses were primarily attributable to the Master's trading of commodity futures in energy, U.S. and non-U.S. interest rates and metals and were partially offset by gains in currencies and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2005 of $639,291. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates and were partially offset by gains in energy, metals and indices.

The third quarter presented a challenging investment landscape for the Fund due to a number of price trend reversals in both the financial and commodity markets. Gains earned in currency and equity indices were offset by losses in energy and the fixed income markets.

The fund posted gains from trading in Japanese Yen as the dollar strengthened on speculation that Japan's central bank would refrain from raising interest rates again this year. Buoyant global equity markets were also beneficial for the fund as falling bond yields and energy prices supported global equity valuations.

Losses were taken in energy, metals, and the fixed income markets, rendering the Fund negative for the quarter. In the energy markets, losses were accumulated due to steeply declining prices of oil and refined products such as unleaded gasoline. The drop in prices was driven by the lack of hurricane activity, a further easing of geopolitical tensions, and adequate physical supplies amid the warmer-than-normal autumn season. The Fund also suffered losses in the fixed income markets as the slowing housing market and deteriorating consumer spending further strengthened the perception that U.S. monetary policy had changed course.

During the Partnership's nine months ended September 30, 2006 the net asset value per Redeemable unit decreased 7.1% from $1,817.40 to $1,689.12 as compared to an increase of 3.9% for the nine months ended September 30, 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees for the nine months ended September 30, 2006 of $8,270,832. Losses were primarily attributable to the Master's trading of commodity futures in currencies, energy and non-U.S. interest rates, and were partially offset by gains in U.S. interest rates, indices and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2005 of $17,381,589. Gains were primarily attributable to the trading of commodity futures in currencies, energy, non-U.S. interest rates, metals and indices and were partially offset by losses in U.S. interest rates.

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

Interest income on 80% of the Partnership's daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and nine months ended September 30, 2006 increased by $1,133,861 and $3,920,127, respectively, as compared to the corresponding periods in 2005. The increase in interest income is primarily due to higher net assets and higher interest rates during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions for the three and nine months ended September 30, 2006 increased by $644,992 and $3,154,584, respectively, as compared to the corresponding periods in 2005. The increase in brokerage commissions and fees is due to higher net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2006 increased by $197,640 and $964,919, respectively, as compared to the corresponding periods in 2005. The increase in management fees is due to higher net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2006 resulted in incentive fees of $0 and $1,237,713, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2005.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2006 and the highest, lowest and average values during the three months ended September 30, 2006. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2006, the Master's total capitalization was $317,680,507. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

September 30, 2006
(Unaudited)

			Three Months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC	$13,041,103	4.10%	$13,613,647	$5,183,428	$8,546,131
Energy	3,834,100	1.21%	6,296,700	2,756,800	4,744,467
Interest Rates U.S.	410,829	0.13%	1,620,310	199,533	629,917
Interest Rates Non-U.S.	1,842,983	0.58%	4,243,379	1,754,068	2,321,761
Metals:
— Exchange Traded	225,500	0.07%	225,500	129,000	183,383
— OTC	1,160,142	0.37%	1,212,500	805,520	986,106
Indices	9,569,298	3.01%	9,569,298	1,935,462	5,920,076
Total	$30,083,955	9.47%

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3, ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 and under Part II, Item I, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2006, there were additional sales of 649.4945 Redeemable Units of Limited Partnership totaling $1,140,807. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 - July 31, 2006	1,104.5235	$1,754.21	N/A	N/A
August 1, 2006 - August 31, 2006	1,430.9970	$1,743.79	N/A	N/A
September 1, 2006 - September 30, 2006	2,809.7102	$1,689.12	N/A	N/A
	5,345.2307	$1,729.04	N/A	N/A

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

SMITH BARNEY POTOMAC FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC (General Partner)
By:	/s/ David J. Vogel David J. Vogel, President and Director
Date: November 14, 2006
By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director
Date: November 14, 2006