Form 10-Q
period 2007-03-31
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2007-05-14
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

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

Yes         No X

As of April 30, 2007, 118,820.3853 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Investment in Master, at fair value	$210,891,476	$242,863,259
Cash	61,808	1,686
	$210,953,284	$242,864,945
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,142,664	$1,315,518
Management fees	349,615	402,534
Other fees	41,857	28,960
Redemptions payable	1,636,966	11,259,686
	3,171,102	13,006,698
Partners’ Capital:
General Partner 729.3902 Units equivalents outstanding in 2007 and 2006	1,251,211	1,345,411
Limited Partners 120,397.0425 and 123,884.2290 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	206,530,971	228,512,836
	207,782,182	229,858,247
	$210,953,284	$242,864,945

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Realized losses on closed positions allocated from Master	$(1,899,026)	$(3,620,391)
Change in unrealized gains (losses) on open positions allocated from Master	(11,269,829)	18,447,250
Interest income allocated from Master	2,171,197	2,076,688
Expenses allocated from Master	(76,652)	(71,144)
	(11,074,310)	16,832,403
Expenses:
Brokerage commissions	3,640,514	4,055,436
Management fees	1,113,880	1,239,919
Incentive fees	—	1,237,713
Other fees	38,401	31,117
	4,792,795	6,564,185
Net income (loss)	(15,867,105)	10,268,218
Additions — Limited Partners	1,770,000	25,086,000
Redemptions — Limited Partners	(7,978,960)	(7,275,140)
Net increase (decrease) in Partners’ Capital	(22,076,065)	28,079,078
Partners’ Capital, beginning of period	229,858,247	227,916,653
Partners’ Capital, end of period	$207,782,182	$255,995,731
Net Asset Value per Redeemable Unit (121,126.4327 and 135,214.8172 Units outstanding at March 31, 2007 and 2006, respectively)	$1,715.42	$1,893.25
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(129.15)	$75.85

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(15,867,105)	$10,268,218
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(1,770,000)	(25,086,000)
Proceeds from sale of investment in Master	22,667,473	12,622,908
Net unrealized (appreciation) depreciation on investment in Master	11,074,310	(16,832,403)
Accrued expenses:
Increase (decrease) in brokerage commissions	(172,854)	134,743
Increase (decrease) in management fees	(52,919)	41,224
Increase (decrease) in incentive fees	—	1,237,713
Increase (decrease) in other fees	12,897	31,117
Net cash provided by (used in) operating activities	15,891,802	(17,582,480)

Cash flows from financing activities:
Proceeds from additions — Limited Partners	1,770,000	25,086,000
Payments for redemptions — Limited Partners	(17,601,680)	(7,484,087)
Net cash provided by (used in) financing activities	(15,831,680)	17,601,913
Net change in cash	60,122	19,433
Cash, at beginning of period	1,686	12,705
Cash, at end of period	$61,808	$32,138

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
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

At March 31, 2007 and December 31, 2006, the Partnership owned approximately 72.7% and 74.0%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

The Master’s statements of financial condition and condensed schedule of investments as of March 31, 2007 and December 31, 2006 and statements of Income and Expenses and Partners’ Capital and Statements of Cash Flows for the three months ended March 31, 2007 and 2006 are presented below:

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006

Assets:
Equity in commodity futures trading account:
Cash (restricted $17,839,513 and $44,317,594 in 2007 and 2006, respectively)	$285,529,089	$308,294,750
Net unrealized appreciation on open futures positions	1,627,125	8,775,240
Unrealized appreciation on open forward contracts	10,219,005	20,584,058
Commodity options owned at fair value (cost $221,838 and $164,395 in 2007 and 2006, respectively)	186,584	210,824
	297,561,803	337,864,872
Interest receivable	1,002,872	994,130
	$298,564,675	$338,859,002
Liabilities and Partners’ Capital:
Liabilities:
Commodity options written at fair value (premium $120,182 and $97,503 in 2007 and 2006, respectively)	$69,922	$83,396
Unrealized depreciation on open forward contracts	8,547,731	10,679,753
Accrued expenses:
Professional fees	14,375	11,333
Distribution payable	1,002,872	994,130
	9,634,900	11,768,612
Partners’ Capital:
Limited Partners’ Capital, 251,738.7869 and 268,161.6187 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	288,929,775	327,090,390
	$298,564,675	$338,859,002

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$94,975	0.03%
Interest Rates Non-U.S.	(154,099)	(0.05)
Interest Rates U.S.	(529,603)	(0.18)
Indices	1,722,635	0.59
Total futures contracts purchased	1,133,908	0.39

Futures Contracts Sold
Energy	(368,561)	(0.13)
Interest Rates Non-U.S.	890,233	0.31
Interest Rates U.S.	4,390	0.00 *
Indices	(11,465)	(0.00)*
Metals	(21,380)	(0.01)
Total futures contracts sold	493,217	0.17

Unrealized Appreciation on Forward Contracts
Currencies	9,996,654	3.46
Metals	222,351	0.08
Total unrealized appreciation on forward contracts	10,219,005	3.54

Unrealized Depreciation on Forward Contracts
Currencies	(8,340,633)	(2.89)
Metals	(207,098)	(0.07)
Total unrealized depreciation on forward contracts	(8,547,731)	(2.96)

Options Owned
Energy	186,584	0.06

Options Written

Energy	(69,922)	(0.02)

Total fair value	$3,415,061	1.18%

Percentages are based on Partners’ Capital unless otherwise indicated.
* Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

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

Percentages are based on Partners’ Capital unless otherwise indicated.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Net gain (losses) on trading of commodity interests:
Realized losses on closed positions and foreign currencies	$(2,647,151)	$(4,986,974)
Net unrealized gains (losses) on open positions	(15,426,676)	25,364,169
	(18,073,827)	(20,377,195)

Interest income	2,980,409	2,873,934
	(15,093,418)	23,251,129

Expenses:
Clearing fees	95,520	92,229
Professional fees	9,490	6,048
	105,010	98,277

Net income (loss)	(15,198,428)	23,152,852
Additions — Limited Partners	1,770,000	25,086,000
Redemptions — Limited Partners	(21,751,778)	(16,046,410)
Distribution of interest to feeder funds	(2,980,409)	(2,873,934)
Net increase (decrease) in Partners’ Capital	(38,160,615)	29,318,508

Partners’ Capital, beginning of period	327,090,390	326,390,773

Partners’ Capital, end of period	$288,929,775	$355,709,281

Net Asset Value per Redeemable Unit (251,738.7869 and 294,509.8894 Units outstanding at March 31, 2007 and 2006, respectively)	$1,147.74	$1,207.80

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$(60.35)	$78.80

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(15,198,428)	$23,152,852
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	26,478,081	7,705,426
(Increase) decrease in net unrealized appreciation on open futures positions	7,148,115	(8,172,786)
(Increase) decrease in unrealized appreciation on open forward contracts	10,365,053	(7,685,421)
(Increase) decrease in options owned at fair value	24,240	—
(Increase) decrease in interest receivable	(8,742)	(266,939)
Increase (decrease) in options written at fair value	(13,474)	29,137
Increase (decrease) in unrealized depreciation on open forward contracts	(2,132,022)	(9,476,271)
Accrued expenses:
Increase (decrease) in professional fees	3,042	6,048
Net cash provided by (used in) operating activities	26,665,865	5,292,046
Cash flows from financing activities:
Proceeds from additions – Limited Partners	1,770,000	25,086,000
Payments for redemptions – Limited Partners	(21,751,778)	(16,046,410)
Distribution of interest to feeder funds	(2,971,667)	(2,606,995)
Net cash provided by (used in) financing activities	(22,953,445)	6,432,595
Net change in unrestricted cash	3,712,420	11,724,641
Unrestricted cash, at beginning of period	263,977,156	295,007,267
Unrestricted cash, at end of period	$267,689,576	$306,731,908

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized gains (losses) allocated from Master*	$(137.33)	$78.96
Interest Income allocated from Master	17.53	15.59
Expenses**	(9.35)	(18.70)
Increase (decrease) for the period	(129.15)	75.85
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,844.57	1,817.40
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,715.42	$1,893.25

*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2007	2006
Ratio to average net assets:***
Net investment loss before incentive fees****	(4.9)%	(5.6)%
Operating expenses	8.9%	9.1%
Incentive fees	—%	0.5%
Total expenses	8.9%	9.6%
Total return:
Total return before incentive fees	(7.0)%	4.7%
Incentive fees	—%	(0.5)%
Total return after incentive fees	(7.0)%	4.2%

***	Annualized (other than incentive fee)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized gains (losses)*	$(71.98)	$68.99
Interest Income	11.66	9.83
Expenses **	(0.03)	(0.02)
Increase (decrease) for the period	(60.35)	78.80
Distributions	(11.66)	(9.83)
Net Asset Value per Unit, beginning of period	1,219.75	1,138.83
Net Asset Value per Unit, end of period	$1,147.74	$1,207.80
*Includes clearing fees
**Excludes clearing fees

Ratios to average net assets:***
Net investment gain ****	3.8%	3.2%
Operating expense	0.1%	0.1%
Total return	(4.9)%	6.9%

***	Annualized
****	Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using limited partners’ income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts through its investment in Master in variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master in 2007 are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2007 and December 31, 2006, based on a monthly calculation, were $12,373,653 and $3,493,466, respectively. The fair values of these commodity interests, including options written thereon, if applicable, at March 31, 2007 and December 31, 2006, were $3,415,061 and $18,806,973, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. The Fund may trade commodity options. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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

The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the first quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007, Partnership capital decreased 9.6% from $229,858,247 to $207,782,182. This decrease was attributable to a net loss from operations of $15,867,105 coupled with the redemption of 4,448.6153 Redeemable Units of Limited Partnership Interest totaling $7,978,960, which was partially offset by additional sales of 961.4288 Redeemable Units of Limited Partnership Interest totaling $1,770,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2007, the Master’s capital decreased 11.7% from $327,090,390 to $288,929,775. This decrease was attributable to a net loss from operations of $15,198,428 coupled with the redemption of 17,873.2954 units totaling $21,751,778, which was partially offset by additional sales of 1,450.4636 Units totaling $1,770,000 and distribution of interest totaling $2,980,409 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Foreign currency contracts are those contracts where the Partnership/Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s/Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership has adopted FIN 48 and management has determined that the application of this standard will not impact the financial statements.

Results of Operations

During the Partnership’s first quarter of 2007 the net asset value per Redeemable unit decreased 7.0% from $1,844.57 to $1,715.42 compared to an increase of 4.2% in the first quarter of 2006. The Partnership experienced a net trading loss (comprised of realized losses on closed positions allocated from Master and change in unrealized gains (losses) on open positions allocated from Master) before brokerage commissions and related fees in the first quarter of 2007 of $13,168,855. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and energy and were partially offset by gains in indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $14,826,859. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. interest rates, livestock, metal and indices and were partially offset by losses in non-U.S. interest rates.

The first quarter of 2007 presented a challenging trading environment to the trading Advisor due to several short-term price reversals triggered by a precipitous decline in the world equity markets towards the end of February. The price reversals caused a sharp increase in the short-term correlation among several sectors thereby eliminating the diversification benefits. The fund registered losses in currencies, energy, fixed income and metals while gains were made in stock indices.

Currency markets were dominated by short-term reversals for the quarter as mixed global and regional economic data caused the markets to move erratically. Speculation over further widening of global interest rate differentials continued to negatively impact certain currency positions, such as Japanese Yen and British Pounds. Fixed income markets exhibited significant volatility whilst remaining largely directionless, resulting in losses for the sector. Price trends in base metals were not favorable, causing losses in Copper and Zinc through the quarter.

The fund registered gains in the stock indices early in the quarter driven by continuing trend from previous year. Some of the gains were given back as short-term price reversal and increased volatility were seen in the world equity markets towards the end of February.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three months ended March 31, 2007 increased by $94,509 as compared to the corresponding period in 2006. The increase in interest income is primarily due to higher interest rates during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2007 decreased by $414,922 as compared to the corresponding period in 2006. The decrease in brokerage commissions and fees is due to lower net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2007 decreased by $126,039 as compared to the corresponding period in 2006. The decrease in management fees is due to lower net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2007. Trading performance for the three months ended March 31, 2006 resulted in incentive fees of $1,237,713.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s main line of business.

Market movements result in frequent changes in the fair market value of the Master’s open positions and, consequently, in its earnings and cash flow. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open positions and the liquidity of the markets in which it trades.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2007 and the highest, lowest and average values during the three months ended March 31, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2007, the Master’s total capitalization was $288,929,775.

March 31, 2007
(Unaudited)

			Three Months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$7,681,204	2.66%	$14,912,339	$5,295,129	$9,131,980
Energy	407,400	0.14%	2,742,200	191,400	586,083
Indices	4,625,546	1.60%	14,331,076	2,673,662	8,066,750
Interest Rates U.S.	1,046,300	0.36%	2,786,050	46,331	1,993,300
Interest Rates Non-U.S.	2,254,849	0.78%	10,634,092	1,035,449	7,655,923
Metals: — Exchange traded Contracts	122,000	0.04%	385,620	8,567	281,930
— OTC Contracts	826,866	0.29%	1,558,075	283,560	1,060,923
Total	$16,964,165	5.87%

* Average of Month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2007, there were additional sales of 961.4288 Redeemable Units of Limited Partnership totaling $1,770,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	1,126.5441	$1,891.41	N/A	N/A
February 1, 2007 - February 28, 2007	2,367.8055	$1,778.54	N/A	N/A
March 1, 2007 - March 31, 2007	954.2657	$1,715.42	N/A	N/A
Total	4,448.6153	$1,795.12	N/A	N/A

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-1 are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the period ended December 31, 2006.

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

SMITH BARNEY POTOMAC FUTURES FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director
Date: May 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
Date: May 14, 2007