Form 10-Q
period 2007-06-30
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2007-08-14
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

OR ( ) TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 0-50735

SMITH BARNEY POTOMAC FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)
New York	13-3937275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Citigroup Managed Futures LLC 731 Lexington Avenue - 25th Fl. New York, New York 10022
(Address of principal executive offices) (Zip Code)
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

Yes         No X

As of July 31, 2007, 111,039.6355 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Investment in Master, at fair value	$224,337,495	$242,863,259
Cash	57,859	1,686
	$224,395,354	$242,864,945
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$1,215,475	$1,315,518
Management fees	371,900	402,534
Other fees	40,096	28,960
Redemptions payable	5,730,021	11,259,686
	7,357,492	13,006,698
Partners’ Capital:
General Partner 729.3902 Units equivalents outstanding in 2007 and 2006	1,408,467	1,345,411
Limited Partners 111,666.2391 and 123,884.2290 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	215,629,395	228,512,836
	217,037,862	229,858,247
	$224,395,354	$242,864,945

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Realized gains (losses) on closed positions allocated from Master	$19,571,050	$(5,764,106)	$17,672,024	$(9,384,497)
Change in unrealized gains (losses) on open positions allocated from Master	8,673,953	(10,109,825)	(2,595,876)	8,337,425
Interest income allocated from Master	2,019,034	2,451,243	4,190,231	4,527,931
Expenses allocated from Master	(59,143)	(50,332)	(135,794)	(121,476)
	30,204,894	(13,473,020)	19,130,585	3,359,383
Expenses:
Brokerage commissions	3,577,641	4,231,810	7,218,154	8,287,246
Management fees	1,094,631	1,294,768	2,208,511	2,534,687
Incentive fees	—	—	—	1,237,713
Other fees	41,527	33,995	79,930	65,112
	4,713,799	5,560,573	9,506,595	12,124,758
Net income (loss)	25,491,095	(19,033,593)	9,623,990	(8,765,375)
Additions — Limited Partners	625,000	23,253,000	2,395,000	48,339,000
Redemptions — Limited Partners	(16,860,415)	(9,582,457)	(24,839,375)	(16,857,597)
Net increase (decrease) in Partners’ Capital	9,255,680	(5,363,050)	(12,820,385)	22,716,028
Partners’ Capital, beginning of period	207,782,182	255,995,731	229,858,247	227,916,653
Partners’ Capital, end of period	$217,037,862	$250,632,681	$217,037,862	$250,632,681
Net Asset Value per Redeemable Unit (112,395.6293 and 142,293.3604 Units outstanding at June 30, 2007 and 2006, respectively)	$1,931.02	$1,761.38	$1,931.02	$1,761.38
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$215.60	$(131.87)	$86.45	$(56.02)

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$25,491,095	$(19,033,593)	$9,623,990	$(8,765,375)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(625,000)	(23,253,000)	(2,395,000)	(48,339,000)
Proceeds from sale of investment in Master	17,383,875	14,167,718	40,051,349	26,790,626
Net unrealized (appreciation) depreciation on investment in Master	(30,204,894)	13,473,020	(19,130,585)	(3,359,383)
Accrued expenses:
Increase (decrease) in brokerage commissions	72,811	(23,835)	(100,043)	110,908
Increase (decrease) in management fees	22,285	(7,274)	(30,634)	33,950
Increase (decrease) in incentive fees	—	(1,237,713)	—	—
Increase (decrease) in other fees	(1,761)	(12,008)	11,136	19,109
Net cash provided by (used in) operating activities	12,138,411	(15,926,685)	28,030,213	(33,509,165)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	625,000	23,253,000	2,395,000	48,339,000
Payments for redemptions — Limited Partners	(12,767,360)	(7,338,883)	(30,369,040)	(14,822,970)
Net cash provided by (used in) financing activities	(12,142,360)	15,914,117	(27,974,040)	33,516,030
Net change in cash	(3,949)	(12,568)	56,173	6,865
Cash, at beginning of period	61,808	32,138	1,686	12,705
Cash, at end of period	$57,859	$19,570	$57,859	$19,570

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

1.    General:

Smith Barney Potomac Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized on March 14, 1997 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are indirectly traded by the Partnership through its investment in the Master are volatile and involve a high degree of market risk. The Partnership was authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) during its initial offering period. The Partnership continues to offer Redeemable Units.

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

On June 30, 2007 and December 31, 2006, the Partnership owned approximately 72.2% and 74.0%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

The Master’s statements of financial condition and condensed schedule of investments as of June 30, 2007 and December 31, 2006 and Statements of Income and Expenses and Partners’ Capital and Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $30,654,571 and $44,317,594 in 2007 and 2006, respectively)	$294,410,503	$308,294,750
Net unrealized appreciation on open futures positions	5,518,705	8,775,240
Unrealized appreciation on open forward contracts	17,943,496	20,584,058
Commodity options owned, at fair value (cost $352,320 and $164,395 in 2007 and 2006, respectively)	392,570	210,824
	318,265,274	337,864,872
Interest receivable	908,518	994,130
	$319,173,792	$338,859,002
Liabilities and Partners’ Capital:
Liabilities:
Commodity options written, at fair value (premium $202,808 and $97,503 in 2007 and 2006, respectively)	$201,996	$83,396
Unrealized depreciation on open forward contracts	8,235,882	10,679,753
Accrued expenses:
Professional fees	21,429	11,333
Distribution payable	908,518	994,130
	9,367,825	11,768,612
Partners’ Capital:
Limited Partners’ Capital, 236,854.3465 and 268,161.6187 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	309,805,967	327,090,390
	$319,173,792	$338,859,002

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates Non-U.S.	$(93,355)	(0.03)%
Indices	1,238,273	0.40
Total futures contracts purchased	1,144,918	0.37
Futures Contracts Sold
Energy	(243,406)	(0.08)
Interest Rates Non-U.S.	4,324,368	1.40
Interest Rates U.S.	475,876	0.15
Indices	6,439	0.00 *
Metals	(189,490)	(0.06)
Total futures contracts sold	4,373,787	1.41
Unrealized Appreciation on Forward Contracts
Currencies	17,513,572	5.65
Metals	429,924	0.14
Total unrealized appreciation on forward contracts	17,943,496	5.79
Unrealized Depreciation on Forward Contracts
Currencies	(8,007,547)	(2.59)
Metals	(228,335)	(0.07)
Total unrealized depreciation on forward contracts	(8,235,882)	(2.66)
Options Owned
Energy	392,570	0.13
Options Written
Energy	(201,996)	(0.06)
Total fair value	$15,416,893	4.98%
* Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$27,065,965	$(7,644,567)	$24,418,814	$(12,631,342)
Change in unrealized gains (losses) on open positions	11,953,976	(13,667,663)	(3,472,700)	11,696,307
	39,019,941	(21,312,230)	20,946,114	(935,035)

Interest income	2,795,037	3,292,428	5,775,553	6,166,362
	41,814,978	(18,019,802)	26,721,667	5,231,327

Expenses:
Clearing fees	69,929	61,189	165,449	153,418
Professional fees	11,789	6,115	21,279	12,163
	81,718	67,304	186,728	165,581

Net income (loss)	41,733,260	(18,087,106)	26,534,939	5,065,746
Additions — Limited Partners	1,326,328	23,718,000	3,096,328	48,804,000
Redemptions — Limited Partners	(19,388,359)	(17,135,309)	(41,140,137)	(33,181,719)
Distribution of interest to feeder funds	(2,795,037)	(3,292,428)	(5,775,553)	(6,166,362)
Net increase (decrease) in Partners’ Capital	20,876,192	(14,796,843)	(17,284,423)	14,521,665

Partners’ Capital, beginning of period	288,929,775	355,709,281	327,090,390	326,390,773

Partners’ Capital, end of period	$309,805,967	$340,912,438	$309,805,967	$340,912,438

Net Asset Value per Redeemable Unit (236,854.3465 and 299,771.6713 Units outstanding at June 30, 2007 and 2006, respectively)	$1,308.00	$1,137.24	$1,308.00	$1,137.24

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$171.71	$(59.66)	$111.36	$19.14

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$41,733,260	$(18,087,106)	$26,534,939	$5,065,746
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(12,815,058)	15,102,505	13,663,023	22,807,931
(Increase) decrease in net unrealized appreciation on open futures positions	(3,891,580)	3,872,090	3,256,535	(3,692,895)
(Increase) decrease in unrealized appreciation on open forward contracts	(7,724,491)	9,812,434	2,640,562	2,127,013
(Increase) decrease in options owned, at fair value	(205,986)	—	(181,746)	—
(Increase) decrease in interest receivable	94,354	(20,541)	85,612	(287,480)
Increase (decrease) in options written, at fair value	132,074	73,425	118,600	102,562
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	—	(607,801)
Increase (decrease) in unrealized depreciation on open forward contracts	(311,849)	(49,331)	(2,443,871)	(9,525,602)
Accrued expenses:
Increase (decrease) in professional fees	7,054	(40,473)	10,096	(34,425)
Net cash provided by (used in) operating activities	17,017,778	10,663,003	43,683,750	15,955,049
Cash flows from financing activities:
Proceeds from additions — Limited Partners	1,326,328	23,718,000	3,096,328	48,804,000
Payments for redemptions — Limited Partners	(19,388,359)	(17,135,309)	(41,140,137)	(33,181,719)
Distribution of interest to feeder funds	(2,889,391)	(3,271,887)	(5,861,165)	(5,878,882)
Net cash provided by (used in) financing activities	(20,951,422)	3,310,804	(43,904,974)	9,743,399
Net change in unrestricted cash	(3,933,644)	13,973,807	(221,224)	25,698,448
Unrestricted cash, at beginning of period	267,689,576	306,731,908	263,977,156	295,007,267
Unrestricted cash, at end of period	$263,755,932	$320,705,715	$263,755,932	$320,705,715

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses) allocated from Master*	$208.25	$(139.61)	$70.92	$(60.65)
Interest income allocated from Master	16.99	16.99	34.52	32.58
Expenses**	(9.64)	(9.25)	(18.99)	(27.95)
Increase (decrease) for the period	215.60	(131.87)	86.45	(56.02)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,715.42	1,893.25	1,844.57	1,817.40
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,931.02	$1,761.38	$1,931.02	$1,761.38
*	Includes Partnership fees and expenses allocated from the Master.
**	Excludes Partnership fees and expenses allocated from the Master.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratio to average net assets:***
Net investment loss before incentive fees****	(5.2)%	(5.0)%	(5.0)%	(5.3)%
Operating expenses	9.0%	8.8%	8.9%	9.0%
Incentive fees	—%	—%	—%	0.5%
Total expenses	9.0%	8.8%	8.9%	9.5%
Total return:
Total return before incentive fees	12.6%	(7.0)%	4.7%	(2.6)%
Incentive fees	—%	—%	—%	(0.5)%
Total return after incentive fees	12.6%	(7.0)%	4.7%	(3.1)%
***	Annualized (other than incentive fee)
****	Interest income allocated from Master less total expenses (exclusive of incentive fees, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$160.31	$(70.54)	$88.33	$(1.55)
Interest income	11.45	10.90	23.11	20.73
Expenses **	(0.05)	(0.02)	(0.08)	(0.04)
Increase (decrease) for the period	171.71	(59.66)	111.36	19.14
Distribution of interest to feeder funds	(11.45)	(10.90)	(23.11)	(20.73)
Net Asset Value per Unit, beginning of period	1,147.74	1,207.80	1,219.75	1,138.83
Net Asset Value per Unit, end of period	$1,308.00	$1,137.24	$1,308.00	$1,137.24
*	Includes clearing fees
**	Excludes clearing fees

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratios to average net assets:***
Net investment gain ****	3.6%	3.7%	3.7%	3.6%
Operating expense	0.1%	0.1%	0.1%	0.1%
Total return	15.0%	(4.9)%	9.1%	1.7%
***	Annualized
****	Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using limited partners’ income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts through its investment in Master in variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master in 2007 are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2007 and December 31, 2006, based on a monthly calculation, were $13,142,416 and $3,493,466, respectively. The fair values of these commodity interests, including options written thereon, if applicable, at June 30, 2007 and December 31, 2006, were $15,416,893 and $18,806,973, respectively. Fair values for exchange traded

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. The Master may trade commodity options. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by its investment in Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital decreased 5.6% from $229,858,247 to $217,037,862. This decrease was attributable to the redemption of 13,537.4298 Redeemable Units of Limited Partnership Interest totaling $24,839,375, which was partially offset by a net gain from operations of $9,623,990 coupled with additional sales of 1,319.4399 Redeemable Units totaling $2,395,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2007, the Master’s capital decreased 5.3% from $327,090,390 to $309,805,967. This decrease was attributable to the redemption of 33,902.5125 units totaling $41,140,137 and distribution of interest totaling $5,775,553 to the limited partners of the Master, which was partially offset by a net gain from operations of $26,534,939 coupled with the additional sales of 2,595.2403 Units totaling $3,096,328. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

The value of the Partnership’s investment in the Master reflects the Partnership’s proportional interest in the Partners’ Capital of the Master. All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination.

Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial

Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2007 and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, FAIR VALUE MEASUREMENTS. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007 the Net Asset Value per Redeemable Unit increased 12.6% from $1,715.42 to $1,931.02 as compared to a decrease of 7.0% in the second quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions allocated from Master and change in unrealized gains (losses) on open positions allocated from Master) before brokerage fees and related fees in the second quarter of 2007 of $28,245,003. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates and indices and were partially offset by losses in energy and metals. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2006 of $15,873,931. Losses were primarily attributable to the trading of commodity futures in currencies and indices and were partially offset by gains in energy, U.S. and non-U.S. interest rates and metals.

The second quarter of 2007 presented a favorable trading environment, as trends emerged in several sectors, most notably in fixed income, stock indices and currencies. Inflationary pressures remained high in several economies as they continued to show strong growth characteristics and resilience even as the central banks increased the interest rates or kept them high relative to recent past. The Partnership registered minor losses in trading energy and metals and posted gains in currencies, fixed income and stock indices.

In the currency market, strong trends emerged as Japanese Yen weakened relative to U.S. Dollar. The Partnership was favorably positioned to register gains by capturing this trend through the quarter. Trading was also profitable in British Pound and New Zealand Dollar. In the fixed income sector, gains were realized as the economic data suggested continued growth and elevated inflationary pressures in several major world economies. As the global stock indices continued to reach new record levels, the Partnership was favorably positioned to profit from the long term trends in this sector.

Minor losses were realized in energy sector due to crude and heating oil positions. Trading in metals was also not profitable as minor losses were registered in gold and zinc.

During the Partnership’s six months ended June 30, 2007 the Net Asset Value per Redeemable Unit increased 4.7% from $1,844.57 to $1,931.02 as compared to a decrease of 3.1% for the six months ended June 30, 2006. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions allocated from Master and change in unrealized gains (losses) on open positions allocated from Master) before brokerage fees and related fees for the six months ended June 30, 2007 of $15,076,148. Gains were primarily attributable to the trading of commodity futures in currencies, indices and non-U.S. interest rates and were partially offset by losses in energy, U.S. interest rates and metals. The Partnership experienced a net trading loss before brokerage fees and related fees during the six months ended June 30, 2006 of $1,047,072. Losses were primarily attributable to the trading of commodity futures in currencies and non-U.S. interest rates and were partially offset by gains in indices, energy, metals and U.S. interest rates.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and six months ended June 30, 2007 decreased by $432,209 and $337,700 as compared to the corresponding periods in 2006. The decrease in interest income is primarily due to lower net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage and fees for the three and six months ended June 30, 2007 decreased by $654,169 and $1,069,092 as compared to the corresponding periods in 2006. The decrease in brokerage and fees is due to lower net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2007 decreased by $200,137 and $326,176 as compared to the corresponding periods in 2006. The decrease in management fees is due to lower net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2007. Trading performance for the three and six months ended June 30, 2006 resulted in incentive fees of $0 and $1,237,713, respectively.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2007 and the highest, lowest and average values during the three months ended June 30, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2007, the Master’s total capitalization was $309,805,967.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$8,078,023	2.61%	$11,367,341	$6,780,223	$8,267,143
Energy	969,350	0.31%	969,350	357,600	735,117
Interest Rates U.S.	4,120,200	1.33%	4,293,650	53,207	2,943,000
Interest Rates Non-U.S.	7,860,338	2.54%	10,281,295	3,366,038	8,412,667
Metals:
— Exchange Traded Contracts	296,000	0.10%	390,000	124,000	299,333
— OTC Contracts	1,143,021	0.37%	2,315,924	854,405	1,303,427
Indices	5,742,025	1.85%	10,594,273	5,347,848	8,194,370
Total	$28,208,957	9.11%
* Average of Month-end Values at Risk

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A, ‘‘Risk Factors’’ in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2007, there were additional sales of 358.0111 Redeemable Units totaling $625,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 30, 2007	1,760.2857	$1,746.38	N/A	N/A
May 1, 2007 - May 31, 2007	4,361.1743	$1,847.27	N/A	N/A
June 1, 2007 - June 30, 2007	2,967.3545	$1,931.02	N/A	N/A
	9,088.8145	$1,841.56
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

Exhibit − 31.1 − Rule 13a-14(a)/15d-14(a) Certification
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
Date: August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
Date: August 14, 2007