Form 10-Q
period 2007-09-30
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2007-11-14
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Yes         No X

As of October 31, 2007, 100,126.4412 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Investment in Master, at fair value	$178,129,387	$242,863,259
Cash	34,372	1,686
	$178,163,759	$242,864,945
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$965,054	$1,315,518
Management fees	295,290	402,534
Other fees	24,880	28,960
Redemptions payable	4,773,484	11,259,686
	6,058,708	13,006,698
Partners’ Capital:
General Partner 729.3902 Units equivalents outstanding in 2007 and 2006	1,183,676	1,345,411
Limited Partners 105,322.7023 and 123,884.2290 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	170,921,375	228,512,836
	172,105,051	229,858,247
	$178,163,759	$242,864,945

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net realized losses on closed positions allocated from Master	$(25,868,071)	$(5,078,356)	$(8,196,047)	$(14,462,853)
Change in net unrealized gains (losses) on open positions allocated from Master	(6,449,818)	(2,145,404)	(9,045,694)	6,192,021
Interest income allocated from Master	1,669,918	2,410,070	5,860,149	6,938,001
Expenses allocated from Master	(49,820)	(90,158)	(185,616)	(211,634)
	(30,697,791)	(4,903,848)	(11,567,208)	(1,544,465)
Expenses:
Brokerage commissions	2,993,966	4,007,969	10,212,120	12,295,215
Management fees	916,024	1,226,351	3,124,535	3,761,038
Incentive fees	—	—	—	1,237,713
Other fees	55,510	37,659	135,438	102,771
	3,965,500	5,271,979	13,472,093	17,396,737
Net loss	(34,663,291)	(10,175,827)	(25,039,301)	(18,941,202)
Additions — Limited Partners	173,000	1,140,807	2,568,000	49,479,807
Redemptions — Limited Partners	(10,442,520)	(9,178,862)	(35,281,895)	(26,036,459)
Net increase (decrease) in Partners’ Capital	(44,932,811)	(18,213,882)	(57,753,196)	4,502,146
Partners’ Capital, beginning of period	217,037,862	250,632,681	229,858,247	227,916,653
Partners’ Capital, end of period	$172,105,051	$232,418,799	$172,105,051	$232,418,799
Net Asset Value per Redeemable Unit (106,052.0925 and 137,597.6242 Units outstanding at September 30, 2007 and 2006, respectively)	$1,622.83	$1,689.12	$1,622.83	$1,689.12
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(308.19)	$(72.26)	$(221.74)	$(128.28)

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net loss	$(34,663,291)	$(10,175,827)	$(25,039,301)	$(18,941,202)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(173,000)	(1,140,807)	(2,568,000)	(49,479,807)
Proceeds from sale of investment in Master	15,683,317	13,767,485	55,734,664	40,558,111
Net unrealized (appreciation) depreciation on investment in Master	30,697,791	4,903,848	11,567,208	1,544,465
Accrued expenses:
Increase (decrease) in brokerage commissions	(250,421)	(94,972)	(350,464)	15,936
Increase (decrease) in management fees	(76,610)	(29,018)	(107,244)	4,932
Increase (decrease) in other fees	(15,216)	(27,856)	(4,080)	(8,747)
Net cash provided by (used in) operating activities	11,202,570	7,202,853	39,232,783	(26,306,312)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	173,000	1,140,807	2,568,000	49,479,807
Payments for redemptions — Limited Partners	(11,399,057)	(8,346,456)	(41,768,097)	(23,169,426)
Net cash provided by (used in) financing activities	(11,226,057)	(7,205,649)	(39,200,097)	26,310,381
Net change in cash	(23,487)	(2,796)	32,686	4,069
Cash, at beginning of period	57,859	19,570	1,686	12,705
Cash, at end of period	$34,372	$16,774	$34,372	$16,774

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
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

On September 30, 2007 and December 31, 2006, the Partnership owned approximately 71.9% and 74.0%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

The Master’s statements of financial condition and condensed schedule of investments as of September 30, 2007 and December 31, 2006 and Statements of Income and Expenses and Partners’ Capital and Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $9,652,621 and $44,317,594 in 2007 and 2006, respectively)	$240,684,257	$308,294,750
Net unrealized appreciation on open futures positions	1,695,436	8,775,240
Unrealized appreciation on open forward contracts	24,271,523	20,584,058
Commodity options owned, at fair value (cost $199,463 and $164,395 in 2007 and 2006, respectively)	423,031	210,824
	267,074,247	337,864,872
Interest receivable	651,861	994,130
	$267,726,108	$338,859,002
Liabilities and Partners’ Capital:
Liabilities:
Commodity options written, at fair value (premium $114,487 and $97,503 in 2007 and 2006, respectively)	$313,163	$83,396
Unrealized depreciation on open forward contracts	19,680,538	10,679,753
Accrued expenses:
Professional fees	17,247	11,333
Distribution payable	651,861	994,130
	20,662,809	11,768,612
Partners’ Capital:
Limited Partners’ Capital, 221,956.7782 and 268,161.6187 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	247,063,299	327,090,390
	$267,726,108	$338,859,002

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$(2,285)	(0.00)%*
Interest Rates U.S.	280,584	0.11
Interest Rates Non-U.S.	(504,194)	(0.20)
Indices	1,950,231	0.79
Metals	26,160	0.01
Total futures contracts purchased	1,750,496	0.71
Futures Contracts Sold
Energy	14,627	0.00 *
Interest Rates U.S.	(21,688)	(0.01)
Interest Rates Non-U.S.	(10,918)	(0.00)*
Indices	(36,591)	(0.01)
Metals	(490)	(0.00)*
Total futures contracts sold	(55,060)	(0.02)
Unrealized Appreciation on Forward Contracts
Currencies	24,144,481	9.77
Metals	127,042	0.05
Total unrealized appreciation on forward contracts	24,271,523	9.82
Unrealized Depreciation on Forward Contracts
Currencies	(19,073,030)	(7.72)
Metals	(607,508)	(0.25)
Total unrealized depreciation on forward contracts	(19,680,538)	(7.97)
Options Owned
Energy	423,031	0.17
Options Written
Energy	(313,163)	(0.12)
Total fair value	$6,396,289	2.59%
* Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased

Energy	$(3,080,773)	(0.94)%
Interest Rates Non-U.S.	(339,745)	(0.10)
Indices	3,819,509	1.17
Total futures contracts purchased	398,991	0.13

Futures Contracts Sold

Energy	72,080	0.02
Interest Rates U.S.	2,734,573	0.84
Interest Rates Non-U.S.	5,660,416	1.73
Metals	(90,820)	(0.03)
Total futures contracts sold	8,376,249	2.56

Unrealized Appreciation on Forward Contracts

Currencies	20,233,076	6.19
Metals	350,982	0.11
Total unrealized appreciation on forward contracts	20,584,058	6.30

Unrealized Depreciation on Forward Contracts

Currencies	(10,161,006)	(3.11)
Metals	(518,747)	(0.16)
Total unrealized depreciation on forward contracts	(10,679,753)	(3.27)

Options Owned

Energy	210,824	0.06

Options Written

Energy	(83,396)	(0.03)

Total fair value	$18,806,973	5.75%

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net losses on trading of commodity interests:
Net realized losses on closed positions and foreign currencies	$(35,954,683)	$(6,770,868)	$(11,535,869)	$(19,402,409)
Change in net unrealized gains (losses) on open positions	(8,956,068)	(2,866,718)	(12,428,768)	8,829,788
	(44,910,751)	(9,637,586)	(23,964,637)	(10,572,621)

Interest income	2,326,878	3,221,079	8,102,431	9,387,441
	(42,583,873)	(6,416,507)	(15,862,206)	(1,185,180)

Expenses:
Clearing fees	57,415	114,071	222,864	267,489
Professional fees	11,830	6,181	33,109	18,344
	69,245	120,252	255,973	285,833

Net loss	(42,653,118)	(6,536,759)	(16,118,179)	(1,471,013)
Additions — Limited Partners	173,000	1,140,807	3,269,328	49,944,807
Redemptions — Limited Partners	(17,935,672)	(14,614,900)	(59,075,809)	(47,796,619)
Distribution of interest to feeder funds	(2,326,878)	(3,221,079)	(8,102,431)	(9,387,441)
Net decrease in Partners’ Capital	(62,742,668)	(23,231,931)	(80,027,091)	(8,710,266)

Partners’ Capital, beginning of period	309,805,967	340,912,438	327,090,390	326,390,773

Partners’ Capital, end of period	$247,063,299	$317,680,507	$247,063,299	$317,680,507

Net Asset Value per Redeemable Unit (221,956.7782 and 287,914.4047 Units outstanding at September 30, 2007 and 2006, respectively)	$1,113.11	$1,103.39	$1,113.11	$1,103.39

Net loss per Redeemable Unit of Limited Partnership Interest	$(184.66)	$(22.81)	$(73.30)	$(3.67)

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net loss	$(42,653,118)	$(6,536,759)	$(16,118,179)	$(1,471,013)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	21,001,950	(11,932,879)	34,664,973	10,875,052
(Increase) decrease in net unrealized appreciation on open futures positions	3,823,269	3,692,895	7,079,804	—
(Increase) decrease in unrealized appreciation on open forward contracts	(6,328,027)	(3,738,393)	(3,687,465)	(1,611,380)
(Increase) decrease in options owned, at fair value	(30,461)	—	(212,207)	—
(Increase) decrease in interest receivable	256,657	74,381	342,269	(213,099)
Increase (decrease) in options written, at fair value	111,167	(74,627)	229,767	27,935
Increase (decrease) in net unrealized depreciation on open futures positions	—	3,482,429	—	2,874,628
Increase (decrease) in unrealized depreciation on open forward contracts	11,444,656	(552,786)	9,000,785	(10,078,388)
Accrued expenses:
Increase (decrease) in professional fees	(4,182)	(3,185)	5,914	(37,610)
Net cash provided by (used in) operating activities	(12,378,089)	(15,588,924)	31,305,661	366,125
Cash flows from financing activities:
Proceeds from additions — Limited Partners	173,000	1,140,807	3,269,328	49,944,807
Payments for redemptions — Limited Partners	(17,935,672)	(14,614,900)	(59,075,809)	(47,796,619)
Distribution of interest to feeder funds	(2,583,535)	(3,295,460)	(8,444,700)	(9,174,342)
Net cash used in financing activities	(20,346,207)	(16,769,553)	(64,251,181)	(7,026,154)
Net change in unrestricted cash	(32,724,296)	(32,358,477)	(32,945,520)	(6,660,029)
Unrestricted cash, at beginning of period	263,755,932	320,705,715	263,977,156	295,007,267
Unrestricted cash, at end of period	$231,031,636	$288,347,238	$231,031,636	$288,347,238

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized losses allocated from Master*	$(314.37)	$(80.32)	$(243.45)	$(140.97)
Interest income allocated from Master	15.01	17.01	49.53	49.59
Expenses**	(8.83)	(8.95)	(27.82)	(36.90)
Decrease for the period	(308.19)	(72.26)	(221.74)	(128.28)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,931.02	1,761.38	1,844.57	1,817.40
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,622.83	$1,689.12	$1,622.83	$1,689.12
*	Includes Partnership brokerage commissions and expenses allocated from the Master.
**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratio to average net assets:***
Net investment loss before incentive fees****	(4.9)%	(4.8)%	(5.0)%	(5.1)%
Operating expenses	8.4%	8.7%	8.8%	9.0%
Incentive fees	—%	—%	—%	0.5%
Total expenses	8.4%	8.7%	8.8%	9.5%
Total return:
Total return before incentive fees	(16.0)%	(4.1)%	(12.0)%	(6.6)%
Incentive fees	—%	—%	—%	(0.5)%
Total return after incentive fees	(16.0)%	(4.1)%	(12.0)%	(7.1)%
***	Annualized (other than incentive fee)
****	Interest income allocated from Master less total expenses (exclusive of incentive fees, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized losses*	$(194.83)	$(33.84)	$(106.50)	$(35.39)
Interest income	10.23	11.04	33.34	31.77
Expenses **	(0.06)	(0.01)	(0.14)	(0.05)
Decrease for the period	(184.66)	(22.81)	(73.30)	(3.67)
Distribution of interest to feeder funds	(10.23)	(11.04)	(33.34)	(31.77)
Net Asset Value per Unit, beginning of period	1,308.00	1,137.24	1,219.75	1,138.83
Net Asset Value per Unit, end of period	$1,113.11	$1,103.39	$1,113.11	$1,103.39
*	Includes clearing fees.
**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratios to average net assets:***
Net investment gain ****	3.3%	3.7%	3.6%	3.6%
Operating expense	0.1%	0.1%	0.1%	0.1%
Total return	(14.1)%	(2.0)%	(6.0)%	(0.3)%
***	Annualized
****	Interest income less total expenses
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

All of the commodity interests owned by the Master in 2007 are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2007 and December 31, 2006, based on a monthly calculation, were $7,543,060 and $3,493,466, respectively. The fair values of these commodity interests, including options written thereon, if applicable, at September 30, 2007 and December 31, 2006, were $6,396,289 and $18,806,973, respectively. Fair values for exchange

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its equity in commodity futures account consisting of cash, net unrealized appreciation on open futures positions, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by its investment in Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital decreased 25.1% from $229,858,247 to $172,105,051. This decrease was attributable to a net loss from operations of $25,039,301 coupled with the redemption of 19,974.6200 Redeemable Units of Limited Partnership Interests totaling $35,281,895, which was partially offset by additional sales of 1,413.0933 Redeemable Units of Limited Partnership Interest totaling $2,568,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Master’s capital decreased 24.5% from $327,090,390 to $247,063,299. This decrease was attributable to a net loss from operations of $16,118,179 coupled with the redemption of 48,938.1379 Units totaling $59,075,809 and the distribution of interest income totaling $8,102,431, which was partially offset by additional sales of 2,733.2974 Units totaling $3,269,328 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market options owned and written quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007 the Net Asset Value per Redeemable Unit decreased 16.0% from $1,931.02 to $1,622.83 as compared to a decrease of 4.1% in the third quarter of 2006. The Partnership experienced a net trading loss (comprised of net realized losses on closed positions allocated from Master and change in net unrealized gains (losses) on open positions allocated from Master) before brokerage commissions and related fees in the third quarter of 2007 of $32,317,889. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $7,223,760. Losses were primarily attributable to the trading of commodity futures in energy, U.S. and non-U.S. interest rates and metals and were partially offset by gains in currencies and indices.

Third quarter results were impacted by widespread economic concerns related to sub-prime mortgage lending issues resonated throughout the capital and commodity markets. The Master registered losses in currencies, fixed-income, energy, metals and stock indices.

In the currencies, losses were primarily incurred in Japanese Yen and Australian Dollar trades. High non-directional volatility was seen especially in Japanese Yen due to the brief unwinding of the currency carry trade. In the fixed income sector, losses were caused by reversal of well-established trends due to widespread uncertainty as the markets speculated the future direction of the interest rates. In the energy sector, losses were incurred due to trades in crude oil as the prices reversed from historic highs before reaching exchange-listed record highs again later in the quarter. In the metals sector, trading in copper and zinc contributed to the losses due to widespread selling and reversal of technical trends. Losses were also encountered in the stock indices as concerns of economic weakness dominated the markets and previously established long-term trends were broken.

During the Partnership’s nine months ended September 30, 2007 the Net Asset Value per Redeemable Unit decreased 12.0% from $1,844.57 to $1,622.83 as compared to a decrease of 7.1% for the nine months ended September 30, 2006. The Partnership experienced a net trading loss (comprised of net realized losses on closed positions allocated from Master and change in net unrealized gains (losses) on open positions allocated from Master) before brokerage commissions and related fees for the nine months ended September 30, 2007 of $17,241,741. Losses were primarily attributable to the trading of commodity futures in losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. interest rates, metals and indices and were partially offset by gains in non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2006 of $8,270,832. Losses were primarily attributable to the trading of commodity futures in currencies, energy and non-U.S. interest rates and were partially offset by gains in U.S. interest rates, indices and metals.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and nine months ended September 30, 2007 decreased by $740,152 and $1,077,852, respectively, as compared to the corresponding periods in 2006. The decrease in interest income is primarily due to lower net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage and fees for the three and nine months ended September 30, 2007 decreased by $1,014,003 and $2,083,095, respectively, as compared to the corresponding periods in 2006. The decrease in brokerage and fees is due to lower net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2007 decreased by $310,327 and $636,503, respectively, as compared to the corresponding periods in 2006. The decrease in management fees is due to lower net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2007. Trading performance for the three and nine months ended September 30, 2006 resulted in incentive fees of $0 and $1,237,713, respectively.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2007 and the highest, lowest and average values during the three months ended September 30, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2007, the Master’s total capitalization was $247,063,299. There has been no material change in the trading Value at Risk information previously disclosed in the Partnerships Annual Report on Form 10-K for the year ended December 31, 2006.

September 30, 2007
(Unaudited)

			Three Months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$2,977,018	1.21%	$8,378,918	$1,553,365	$3,319,376
Energy	201,562	0.08%	1,324,000	201,562	343,021
Interest Rates U.S.	494,470	0.20%	3,568,400	18,410	643,803
Interest Rates Non-U.S.	1,217,172	0.49%	7,069,845	1,082,448	1,811,710
Metals:
— Exchange Traded Contracts	70,000	0.03%	282,000	2,000	50,000
— OTC Contracts	725,862	0.29%	1,408,820	309,870	574,809
Indices	3,354,297	1.36%	12,222,425	1,694,853	3,673,196
Total	$9,040,381	3.66%
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A, ‘‘Risk Factors’’ in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2007, there were additional sales of 93.6534 Redeemable Units totaling $173,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	683.5683	$1,717.15	N/A	N/A
August 1, 2007 - August 31, 2007	2,812.1656	$1,598.50	N/A	N/A
September 1, 2007 - September 30, 2007	2,941.4563	$1,622.83	N/A	N/A
	6,437.1902	$1,646.16
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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the period ended December 31, 2006.

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
Date: November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
Date: November 14, 2007