Form 10-Q
period 2008-03-31
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2008-05-15
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘‘large accelerated filer and accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer      Accelerated filer      Non Accelerated filer  X  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

As of April 30, 2008, 84,956.9096 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2008 (unaudited) and December 31, 2007	3
	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2008 and 2007 (unaudited)	4
	Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	5
	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited)	6 – 16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 23
Item 4T.	Controls and Procedures	24
PART II - Other Information		25 – 26

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Investment in Master, at fair value	$145,552,591	$155,947,081
Cash	104,796	51,229
Distribution receivable	134,448	310,280
Total assets	$145,791,835	$156,308,590
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$789,706	$846,672
Management fees	241,523	258,999
Other	88,516	62,560
Redemptions payable	7,528,181	6,270,708
Total liabilities	8,647,926	7,438,939
Partners’ Capital:
General Partner 729.3902 Unit equivalents outstanding in 2008 and 2007	1,138,717	1,147,659
Limited Partners’ 87,116.2711 and 93,884.0539 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	136,005,192	147,721,992
Total partners’ capital	137,143,909	148,869,651
Total liabilities and partners’ capital	$145,791,835	$156,308,590

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net realized gains (losses) on closed positions allocated from Master	$1,304,215	$(1,899,026)
Change in net unrealized gains (losses) on open positions allocated from Master	141,027	(11,269,829)
Interest income allocated from Master	634,026	2,171,197
Expenses allocated from Master	(35,555)	(76,652)
Total income (loss)	2,043,713	(11,074,310)
Expenses:
Brokerage commissions	2,404,347	3,640,514
Management fees	735,394	1,113,880
Other	50,406	38,401
Total expenses	3,190,147	4,792,795
Net loss	(1,146,434)	(15,867,105)
Additions — Limited Partners	3,825,000	1,770,000
Redemptions — Limited Partners	(14,404,308)	(7,978,960)
Net decrease in partners’ capital	(11,725,742)	(22,076,065)
Partners’ Capital, beginning of period	148,869,651	229,858,247
Partners’ Capital, end of period	$137,143,909	$207,782,182
Net Asset Value per Unit (87,845.6613 and 121,126.4327 Units outstanding at March 31, 2008 and 2007, respectively)	$1,561.19	$1,715.42
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(12.26)	$(129.15)

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,146,434)	$(15,867,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(3,825,000)	(1,770,000)
Proceeds from sale of investment in Master	16,439,035	22,667,473
Net change in unrealized (appreciation) depreciation on investment in Master	(2,219,545)	11,074,310
(Increase) decrease in distribution receivable	175,832	—
Accrued expenses:
Increase (decrease) in brokerage commissions	(56,966)	(172,854)
Increase (decrease) in management fees	(17,476)	(52,919)
Increase (decrease) in other	25,956	12,897
Net cash provided by operating activities	9,375,402	15,891,802
Cash flows from financing activities:
Proceeds from additions — Limited Partners	3,825,000	1,770,000
Payments for redemptions — Limited Partners	(13,146,835)	(17,601,680)
Net cash used in financing activities	(9,321,835)	(15,831,680)
Net change in cash	53,567	60,122
Cash, at beginning of period	51,229	1,686
Cash, at end of period	$104,796	$61,808
Non-cash financing activities:
Change in redemptions payable	$1,257,473	$—

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
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

On January 1, 2005, the Partnership allocated substantially all of its capital to CMF Campbell Master Fund L.P., (the ‘‘Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward positions with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (the ‘‘Advisor’’) using Campbell's Financials, Metals and Energy Portfolio Program (‘‘FME’’), the Advisor’s proprietary trading program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

On March 31, 2008 and December 31, 2007, the Partnership owned approximately 71.7% and 72.0%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

The Master’s statements of financial condition and schedule of investments as of March 31, 2008 and December 31, 2007 and Statements of Income and Expenses and Partners’ Capital and Statements of Cash Flows for the three months ended March 31, 2008 and 2007 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Equity in commodity futures trading account:
Cash (restricted $13,587,769 and $17,299,861 in 2008 and 2007, respectively)	$204,067,066	$219,631,424
Net unrealized appreciation on open futures contracts	—	1,316,942
Unrealized appreciation on open forward contracts	8,164,809	5,178,307
Commodity options owned at fair value (cost $52,852 and $269,832 in 2008 and 2007, respectively)	52,285	263,000
	212,284,160	226,389,673
Interest receivable	187,612	435,815
Total assets	$212,471,772	$226,825,488
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$6,981,618	$7,684,822
Commodity options written at fair value (premium $35,140 and $153,329 in 2008 and 2007, respectively)	12,399	110,504
Net unrealized depreciation on open futures contracts	2,163,244	—
Accrued expenses:
Other	20,555	22,189
Redemptions payable	—	1,875,958
Distribution payable	187,612	435,815
Total liabilities	9,365,428	10,129,288
Partners’ Capital:
Limited Partners’ Capital, 183,600.2813 and 197,763.9128 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	203,106,344	216,696,200
Total liabilities and partners’ capital	$212,471,772	$226,825,488

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

CMF Campbell Master Fund L.P.
Schedule of Investments
March 31, 2008
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$(238,063)	(0.12)%
Interest Rates Non-U.S.	(950,061)	(0.47)
Interest Rates U.S.	296,595	0.15
Indices	72,320	0.04
Total futures contracts purchased	(819,209)	(0.40)
Futures Contracts Sold
Energy	(112,320)	(0.06)
Interest Rates Non-U.S.	(5,851)	(0.00)*
Interest Rates U.S.	100,828	0.05
Indices	(1,326,692)	(0.65)
Total futures contracts sold	(1,344,035)	(0.66)
Unrealized Appreciation on Open Forward Contracts
Currencies	8,069,358	3.97
Metals	95,451	0.05
Total unrealized appreciation on open forward contracts	8,164,809	4.02
Unrealized Depreciation on Open Forward Contracts
Currencies	(6,761,085)	(3.33)
Metals	(220,533)	(0.11)
Total unrealized depreciation on open forward contracts	(6,981,618)	(3.44)
Options Owned
Energy	52,285	0.03
Options Written
Energy	(12,399)	(0.01)
Total fair value	$(940,167)	(0.46)%
* Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

CMF Campbell Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$504,120	0.23%
Interest Rates Non-U.S.	111,291	0.05
Interest Rates U.S.	380,506	0.18
Indices	698,091	0.32
Metals	215,440	0.10
Total futures contracts purchased	1,909,448	0.88
Futures Contracts Sold
Energy	(391,048)	(0.18)
Interest Rates Non-U.S.	(159,023)	(0.07)
Interest Rates U.S.	(3,078)	(0.00)*
Indices	(39,357)	(0.02)
Total futures contracts sold	(592,506)	(0.27)
Unrealized Appreciation on Open Forward Contracts
Currencies	5,081,872	2.35
Metals	96,435	0.04
Total unrealized appreciation on open forward contracts	5,178,307	2.39
Unrealized Depreciation on Open Forward Contracts
Currencies	(7,615,465)	(3.52)
Metals	(69,357)	(0.03)
Total unrealized depreciation on open forward contracts	(7,684,822)	(3.55)
Options Owned
Energy	263,000	0.12
Options Written
Energy	(110,504)	(0.05)
Total fair value	$(1,037,077)	(0.48)%
*	Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$1,824,872	$(2,647,151)
Change in net unrealized gains (losses) on open positions	195,701	(15,426,676)
Gain (loss) from trading	2,020,573	(18,073,827)
Interest income	886,148	2,980,409
Total income (loss)	2,906,721	(15,093,418)
Expenses:
Clearing fees	40,820	95,520
Other expenses	8,866	9,490
Total expenses	49,686	105,010
Net income (loss)	2,857,035	(15,198,428)
Additions — Limited Partners	3,825,000	1,770,000
Redemptions — Limited Partners	(19,385,743)	(21,751,778)
Distribution of interest income to feeder funds	(886,148)	(2,980,409)
Net decrease in Partners’ Capital	(13,589,856)	(38,160,615)
Partners’ Capital, beginning of period	216,696,200	327,090,390
Partners’ Capital, end of period	$203,106,344	$288,929,775
Net Asset Value per Redeemable Unit (183,600.2813 and 251,738.7869 Units outstanding at March 31, 2008 and 2007, respectively)	$1,106.24	$1,147.74
Net income (loss) per Redeemable Unit of Limited Partnership Interest	$15.21	$(60.35)

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,857,035	$(15,198,428)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	3,712,092	26,478,081
(Increase) decrease in net unrealized appreciation on open futures contracts	1,316,942	7,148,115
(Increase) decrease in unrealized appreciation on open forward contracts	(2,986,502)	10,365,053
(Increase) decrease in options owned, at fair value	210,715	24,240
(Increase) decrease in interest receivable	248,203	(8,742)
Increase (decrease) in net unrealized depreciation on open futures contracts	2,163,244	—
Increase (decrease) in unrealized depreciation on open forward contracts	(703,204)	(2,132,022)
Increase (decrease) in options written, at fair value	(98,105)	(13,474)
Accrued expenses:
Increase (decrease) in other	(1,634)	3,042
Net cash provided by (used in) operating activities	6,718,786	26,665,865
Cash flows from financing activities:
Proceeds from additions — Limited Partners	3,825,000	1,770,000
Payments for redemptions — Limited Partners	(21,261,701)	(21,751,778)
Distribution of interest income to feeder funds	(1,134,351)	(2,971,667)
Net cash provided by (used in) financing activities	(18,571,052)	(22,953,445)
Net change in unrestricted cash	(11,852,266)	3,712,420
Unrestricted cash, at beginning of period	202,331,563	263,977,156
Unrestricted cash, at end of period	$190,479,297	$267,689,576
Non-cash financing activities:
Change in distribution payable	$(248,203)	$—
Change in redemptions payable	$(1,875,958)	$—

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized losses allocated from Master*	$(10.56)	$(137.33)
Interest income allocated from Master	6.72	17.53
Expenses**	(8.42)	(9.35)
Decrease for the period	(12.26)	(129.15)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,573.45	1,844.57
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,561.19	$1,715.42
*	Includes Partnership brokerage commissions and expenses allocated from the Master.
**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

	Three Months Ended March 31,
	2008	2007
Ratio to average net assets:***
Net investment loss before incentive fees****	(7.2)%	(4.9)%
Operating expenses	9.0%	8.9%
Incentive fees	—%	—%
Total expenses	9.0%	8.9%
Total return:
Total return before incentive fees	(0.8)%	(7.0)%
Incentive fees	—%	—%
Total return after incentive fees	(0.8)%	(7.0)%
***	Annualized (other than incentive fee)
****	Interest income allocated from Master less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains (losses)*	$10.55	$(71.98)
Interest income	4.70	11.66
Expenses **	(0.04)	(0.03)
Increase (decrease) for the period	15.21	(60.35)
Distribution of interest to feeder funds	(4.70)	(11.66)
Net Asset Value per Unit, beginning of period	1,095.73	1,219.75
Net Asset Value per Unit, end of period	$1,106.24	$1,147.74
*	Includes clearing fees.
**	Excludes clearing fees.

	Three Months Ended March 31,
	2008	2007
Ratios to average net assets:***
Net investment income ****	1.6%	3.8%
Operating expense	0.1%	0.1%
Total return	1.4%	(4.9)%
***	Annualized
****	Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using limited partners’ income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts through its investment in the Master in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The customer agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2008 and December 31, 2007, based on a monthly calculation, were $(2,257,493) and $7,515,114, respectively. The fair values of these commodity interests, including options written thereon, if applicable, at March 31, 2008 and December 31, 2007, were ($940,167) and ($1,037,077), respectively. Fair values for exchange traded

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Fair Value Measurements:

Investments.    The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the financial statements.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 1). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$145,552,591	$145,552,591	$—	$—
Total fair value	$145,552,591	$145,552,591	$—	$—

Investments.    All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partner’s capital.

Fair Value Measurements.    The Master adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3)

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$8,164,809	$8,164,809	$—	$—
Options owned	52,285	—	52,285	—
Total assets	8,217,094	8,164,809	52,285	—
Liabilities
Forwards	6,981,618	6,981,618	—	—
Futures	2,163,244	2,163,244	—	—
Options written	12,399	—	12,399	—
Total liabilities	9,157,261	9,144,862	12,399	—
Total fair value	$(940,167)	$(980,053)	$39,886	$—

5.    Financial Instrument Risks:

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

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Master. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in Master, cash and distribution receivable. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2008, Partnership capital decreased 7.9% from $148,869,651 to $137,143,909. This decrease was attributable to a net loss from operations of $1,146,434 coupled with the redemption of 9,231.2379 Redeemable Units of Limited Partnership Interests totaling $14,404,308, which was partially offset by additional sales of 2,463.4551 Redeemable Units of Limited Partnership Interest totaling $3,825,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2008, Master’s capital decreased 6.3% from $216,696,200 to $203,106,344. This decrease was attributable to the redemption of 17,683.8032 Units totaling $19,385,743 and the distribution of interest income totaling $886,148, to the limited partners of the Master, which was partially offset by net income from operations of $2,857,035 coupled with the additional sales of 3,520.1717 Units totaling $3,825,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.    The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the financial statements.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 1). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$145,552,591	$145,552,591	$—	$—
Total fair value	$145,552,591	$145,552,591	$—	$—

Investments.    All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Fair Value Measurements.    The Master adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$8,164,809	$8,164,809	$—	$—
Options owned	52,285	—	52,285	—
Total assets	8,217,094	8,164,809	52,285	—
Liabilities
Forwards	6,981,618	6,981,618	—	—
Futures	2,163,244	2,163,244	—	—
Options written	12,399	—	12,399	—
Total liabilities	9,157,261	9,144,862	12,399	—
Total fair value	$(940,167)	$(980,053)	$39,886	$—

Income and Expenses Recognition.    All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. The Master’s income and expense recognition is discussed in note 2 of the Master’s notes to financial statements.

Forward Foreign Currency Contracts.    Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.    On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities’’ (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s first quarter of 2008 the Net Asset Value per Unit decreased 0.8% from $1,573.45 to $1,561.19 as compared to a decrease of 7.0% in the first quarter of 2007. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions allocated from the Master and change in net unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the first quarter of 2008 of $1,445,242. Losses were primarily attributable to the trading of commodity futures in currencies, energy and non-U.S. interest rates and were partially offset by gains in U.S. interest rates, metals and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2007 of $13,168,855. Losses were primarily attributable to the Master’s trading of commodity futures in currencies. U.S. and non-U.S. interest rates, metals and energy and were partially offset by gains in indices.

The first quarter of 2008 presented a highly volatile trading environment as credit concerns continued to weigh on market regulators and participants. Several trends continued from the end of previous year into the first quarter as the U.S. dollar continued to weaken and commodity prices continued to push into record territories. The Partnership was profitable in U.S. fixed income and stock indices while losses were registered in the international fixed income sector. Minor losses were registered in currencies and energy sectors.

As the Federal Reserve of U.S. aggressively tackled the down side risks to the economy by lowering overnight rate and the discount rate, the yields on treasury notes sharply went down. The Partnership profited from this strong trend in the U.S. In the metals sector, strong trends emerged, especially in gold as risk-averse investors shifted assets from traditional portfolios into gold. Long-only exchange traded funds and notes tied to gold and other commodities, made it easier for the small investors to gain access to these sectors. In the stock indices, global stock markets bottomed out during the quarter. This strong trend across most global stock indices helped register gains for the Partnership.

In the currencies sector, U.S. dollar continued to weaken against the other major currencies such as Euro, Swiss Franc and Japanese Yen. Gains from this strong trend helped the Partnership make up some of the losses in the sector earlier in the quarter. The Partnership registered losses in the international fixed income sector as several major central banks grappled with credit concerns amid fears of inflation. The Partnership registered minor losses in the energy sector, as crude oil continued to push record prices due to a weak U.S. dollar.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three months ended March 31, 2008 decreased by $1,537,171 as compared to the corresponding period in 2007. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2008 decreased by $1,236,167 as compared to the corresponding period in 2007. The decrease in brokerage and fees is due to lower net assets during the three months ended March 31, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2008 decreased by $378,486 as compared to the corresponding period in 2007. The decrease in management fees is due to lower net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2008 and 2007.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2008 and the highest, lowest and average values during the three months ended March 31, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2008, the Master’s total capital was $203,106,344. There has been no material change in the trading Value at Risk information previously disclosed in the Partnerships Annual Report on Form 10-K for the year ended December 31, 2007.

March 31, 2008
(Unaudited)

			Three Months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$3,568,787	1.76%	$5,659,090	$3,568,787	$4,261,822
Energy	424,700	0.21%	666,600	5,000	312,757
Interest Rates U.S.	1,067,050	0.53%	1,430,270	336,810	1,006,140
Interest Rates Non-U.S.	1,788,078	0.88%	4,744,697	1,784,940	2,832,058
Metals:
— OTC Contracts	274,765	0.13%	833,336	137,424	373,572
Indices	5,732,815	2.82%	8,820,806	4,867,715	6,452,960
Total	$12,856,195	6.33%
* Average of Month-end Values at Risk

Item 4T.    Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2008, there were additional sales of 2,463.4551 Redeemable Units totaling $3,825,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 - January 31, 2008	2,193.7756	$1,547.23	N/A	N/A
February 1, 2008 - February 29, 2008	2,215.3838	$1,571.67	N/A	N/A
March 1, 2008 - March 31, 2008	4,822.0785	$1,561.19	N/A	N/A
	9,231.2379	$1,560.39
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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the period ended December 31, 2007.

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
Date: May 15, 2008
By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
Date: May 15, 2008