Form 10-Q
period 2008-06-30
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2008-08-14
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes    No X

As of July 31, 2008, 66,519.2364 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2008 and December 31, 2007 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2008 and 2007 (unaudited)	4

	Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited)	6 - 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 23

Item 4.	Controls and Procedures	24

PART II - Other Information		25 – 27

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Investment in Master, at fair value	$136,009,554	155,947,081
Cash	107,225	51,229
Distribution receivable	153,136	310,280

Total assets	$136,269,915	$156,308,590

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$738,129	$846,672
Management fees	225,733	258,999
Other	92,231	62,560
Redemptions payable	13,758,939	6,270,708

Total liabilities	14,815,032	7,438,939

Partners’ Capital:
General Partner 729.3902 Unit equivalents outstanding in 2008 and 2007	1,185,026	1,147,659
Limited Partners’ 74,026.6525 and 93,884.0539 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	120,269,857	147,721,992

Total partners’ capital	121,454,883	148,869,651

Total liabilities and partners’ capital	$136,269,915	$156,308,590

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net realized gains (losses) on closed positions allocated from Master	$1,512,815	$19,571,050	$2,817,030	$17,672,024
Change in net unrealized gains (losses) on open positions allocated from Master	6,190,837	8,673,953	6,331,864	(2,595,876)
Interest income allocated from Master	373,352	2,019,034	1,007,378	4,190,231
Expenses allocated from Master	(29,841)	(59,143)	(65,395)	(135,794)

Total income (loss)	8,047,163	30,204,894	10,090,877	19,130,585

Expenses:
Brokerage commissions	2,190,866	3,577,641	4,595,214	7,218,154
Management fees	670,042	1,094,631	1,405,436	2,208,511
Other	54,227	41,527	104,633	79,930

Total expenses	2,915,135	4,713,799	6,105,283	9,506,595

Net income (loss)	5,132,028	25,491,095	3,985,594	9,623,990
Additions — Limited Partners	820,000	625,000	4,645,000	2,395,000
Redemptions — Limited Partners	(21,641,054)	(16,860,415)	(36,045,362)	(24,839,375)

Net increase (decrease) in partners’ capital	(15,689,026)	9,255,680	(27,414,768)	(12,820,385)
Partners’ Capital, beginning of period	137,143,909	207,782,182	148,869,651	229,858,247

Partners’ Capital, end of period	$121,454,883	$217,037,862	$121,454,883	$217,037,862

Net Asset Value per Unit (74,756.0427 and 112,395.6295 Units outstanding at June 30, 2008 and 2007, respectively)	$1,624.68	$1,931.02	$1,624.68	$1,931.02

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$63.49	$215.60	$51.23	$86.45

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$5,132,028	$25,491,095	$3,985,594	$9,623,990
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(820,000)	(625,000)	(4,645,000)	(2,395,000)
Proceeds from sale of investment in Master	18,391,512	17,383,875	34,830,548	40,051,349
Net change in unrealized (appreciation) depreciation on investment in Master	(8,028,475)	(30,204,894)	(10,248,021)	(19,130,585)
(Increase) decrease in distribution receivable	(18,688)	—	157,144	—
Accrued expenses:
Increase (decrease) in brokerage commissions	(51,577)	72,811	(108,543)	(100,043)
Increase (decrease) in management fees	(15,790)	22,285	(33,266)	(30,634)
Increase (decrease) in other	3,715	(1,761)	29,671	11,136

Net cash provided by (used in) operating activities	14,592,725	12,138,411	23,968,127	28,030,213

Cash flows from financing activities:
Proceeds from additions — Limited Partners	820,000	625,000	4,645,000	2,395,000
Payments for redemptions — Limited Partners	(15,410,296)	(12,767,360)	(28,557,131)	(30,369,040)

Net cash provided by (used in) financing activities	(14,590,296)	(12,142,360)	(23,912,131)	(27,974,040)

Net change in cash	2,429	(3,949)	55,996	56,173
Cash, at beginning of period	104,796	61,808	51,229	1,686

Cash, at end of period	$107,225	$57,859	$107,225	$57,859

Non-cash financing activities:
Change in redemptions payable	$6,230,758	$—	$7,488,231	$—

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Smith Barney Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership which was organized on March 14, 1997 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are indirectly traded by the Partnership through its investment in the Master are volatile and involve a high degree of market risk. The Partnership was authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”) during its initial offering period. The Partnership continues to offer Redeemable Units.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

On January 1, 2005, the Partnership allocated substantially all of its capital to CMF Campbell Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward positions with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (the “Advisor”) using Campbell’s Financials, Metals and Energy Portfolio Program (“FME”), the Advisor’s proprietary trading program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

On June 30, 2008 and December 31, 2007, the Partnership owned approximately 75.0% and 72.0%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007 and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

The Master’s Statements of Financial Condition and Schedule of Investments as of June 30, 2008 and December 31, 2007 and Statements of Income and Expenses and Partners’ Capital and Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (restricted $18,753,813 and $17,299,861 in 2008 and 2007, respectively)	$174,108,090	$219,631,424
Net unrealized appreciation on open futures contracts	6,558,353	1,316,942
Unrealized appreciation on open forward contracts	3,314,919	5,178,307
Commodity options owned, at fair value (cost $41,361 and $269,832 in 2008 and 2007, respectively)	48,295	263,000

	184,029,657	226,389,673
Interest receivable	204,260	435,815

Total assets	$184,233,917	$226,825,488

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,582,811	$7,684,822
Commodity options written, at fair value (premium $25,629 and $153,329 in 2008 and 2007, respectively)	12,867	110,504
Accrued expenses:
Other	18,701	22,189
Redemption Payable	—	1,875,958
Distribution payable	204,260	435,815

Total liabilities	2,818,639	10,129,288

Partners’ Capital:
Limited Partners’ Capital, 154,624.8850 and 197,763.9128 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	181,415,278	216,696,200

Total liabilities and partners’ capital	$184,233,917	$226,825,488

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF Campbell Master Fund L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$590,320	0.33%
Interest Rates Non-U.S.	(152,146)	(0.08)
Interest Rates U.S.	672,998	0.37
Indices	(228,488)	(0.13)
Metals	21,900	.01

Total futures contracts purchased	904,584	0.50

Futures Contracts Sold
Energy	(26,225)	(0.01)
Interest Rates Non-U.S.	1,125,457	0.62
Interest Rates U.S.	(493,110)	(0.27)
Indices	5,047,647	2.78

Total futures contracts sold	5,653,769	3.12

Unrealized Appreciation on Open Forward Contracts
Currencies	3,307,215	1.82
Metals	7,704	0.00 *

Total unrealized appreciation on forward contracts	3,314,919	1.82

Unrealized Depreciation on Open Forward Contracts
Currencies	(2,396,919)	(1.32)
Metals	(185,892)	(0.10)

Total unrealized depreciation on forward contracts	(2,582,811)	(1.42)

Options Owned
Energy	48,295	0.03

Options Written
Energy	(12,867)	(0.01)

Total fair value	$7,325,889	4.04%

*	Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF Campbell Master Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased

Energy	$504,120	0.23%
Interest Rates Non-U.S.	111,291	0.05
Interest Rates U.S.	380,506	0.18
Indices	698,091	0.32
Metals	215,440	0.10

Total futures contracts purchased	1,909,448	0.88

Futures Contracts Sold

Energy	(391,048)	(0.18)
Interest Rates Non-U.S.	(159,023)	(0.07)
Interest Rates U.S.	(3,078)	(0.00)*
Indices	(39,357)	(0.02)

Total futures contracts sold	(592,506)	(0.27)

Unrealized Appreciation on Open Forward Contracts

Currencies	5,081,872	2.35
Metals	96,435	0.04

Total unrealized appreciation on open forward contracts	5,178,307	2.39

Unrealized Depreciation on Open Forward Contracts

Currencies	(7,615,465)	(3.52)
Metals	(69,357)	(0.03)

Total unrealized depreciation on open forward contracts	(7,684,822)	(3.55)

Options Owned
Energy	263,000	0.12

Options Written
Energy	(110,504)	(0.05)

Total fair value	$(1,037,077)	(0.48)%

*	Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$1,934,313	$27,065,965	$3,759,185	$24,418,814
Change in net unrealized gains (losses) on open positions	8,268,036	11,953,976	8,463,737	(3,472,700)

Gain (loss) from trading, net	10,202,349	39,019,941	12,222,922	20,946,114
Interest Income	500,727	2,795,037	1,386,875	5,775,553

Total income (loss)	10,703,076	41,814,978	13,609,797	26,721,667

Expenses:
Clearing fees	31,493	69,929	72,313	165,449
Other expenses	8,516	11,789	17,382	21,279

Total expenses	40,009	81,718	89,695	186,728

Net income (loss)	10,663,067	41,733,260	13,520,102	26,534,939
Additions — Limited Partners	820,000	1,326,328	4,645,000	3,096,328
Redemptions — Limited Partners	(32,673,406)	(19,388,359)	(52,059,149)	(41,140,137)
Distribution of interest to feeder funds	(500,727)	(2,795,037)	(1,386,875)	(5,775,553)

Net increase (decrease) in Partners’ Capital	(21,691,066)	20,876,192	(35,280,922)	(17,284,423)

Partners’ Capital, beginning of period	203,106,344	288,929,775	216,696,200	327,090,390

Partners’ Capital, end of period	$181,415,278	$309,805,967	$181,415,278	$309,805,967

Net Asset Value per Redeemable Unit (154,624.8850 and 236,854.3465 Units outstanding at June 30, 2008 and 2007, respectively)	$1,173.26	$1,308.00	$1,173.26	$1,308.00

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$70.15	$171.71	$85.36	$111.36

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$10,663,067	$41,733,260	$13,520,102	$26,534,939
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(5,166,044)	(12,815,058)	(1,453,952)	13,663,023
(Increase) decrease in net unrealized appreciation on open futures contracts	(6,558,353)	(3,891,580)	(5,241,411)	3,256,535
(Increase) decrease in unrealized appreciation on open forward contracts	4,849,890	(7,724,491)	1,863,388	2,640,562
(Increase) decrease in options owned, at fair value	3,990	(205,986)	214,705	(181,746)
(Increase) decrease in interest receivable	(16,648)	94,354	231,555	85,612
Increase (decrease) in net unrealized depreciation on open futures contracts	(2,163,244)	—	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(4,398,807)	(311,849)	(5,102,011)	(2,443,871)
Increase (decrease) in options written, at fair value	468	132,074	(97,637)	118,600
Accrued expenses:
Increase (decrease) in other	(1,854)	7,054	(3,488)	10,096

Net cash provided by (used in) operating activities	(2,787,535)	17,017,778	3,931,251	43,683,750

Cash flows from financing activities:
Proceeds from additions — Limited Partners	820,000	1,326,328	4,645,000	3,096,328
Payments for redemptions — Limited Partners	(32,673,406)	(19,388,359)	(53,935,107)	(41,140,137)
Distribution of interest income to feeder funds	(484,079)	(2,889,391)	(1,618,430)	(5,861,165)

Net cash provided by (used in) financing activities	(32,337,485)	(20,951,422)	(50,908,537)	(43,904,974)

Net change in unrestricted cash	(35,125,020)	(3,933,644)	(46,977,286)	(221,224)
Unrestricted cash, at beginning of period	190,479,297	267,689,576	202,331,563	263,977,156

Unrestricted cash, at end of period	$155,354,277	$263,755,932	$155,354,277	$263,755,932

Non-cash financing activities:
Change in distribution payable	$16,648	$—	$(231,555)	$—

Change in redemptions payable	$—	$—	$(1,875,958)	$—

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) allocated from Master*	$67.63	$208.25	$57.07	$70.92
Interest income allocated from Master	4.38	16.99	11.10	34.52
Expenses**	(8.52)	(9.64)	(16.94)	(18.99)

Increase (decrease) for the period	63.49	215.60	51.23	86.45
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,561.19	1,715.42	1,573.45	1,844.57

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,624.68	$1,931.02	$1,624.68	$1,931.02

*	Includes Partnership brokerage commissions and expenses allocated from the Master.

**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(8.0)%	(5.2)%	(7.6)%	(5.0)%

Operating expenses	9.2%	9.0%	9.1%	8.9%
Incentive fees	—%	—%	—%	—%

Total expenses	9.2%	9.0%	9.1%	8.9%

Total return:
Total return before incentive fees	4.1%	12.6%	3.3%	4.7%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	4.1%	12.6%	3.3%	4.7%

***	Annualized (other than incentive fee)

****	Interest income allocated from Master less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$67.08	$160.31	$77.63	$88.33
Interest income	3.13	11.45	7.83	23.11
Expenses **	(0.06)	(0.05)	(0.10)	(0.08)

Increase (decrease) for the period	70.15	171.71	85.36	111.36
Distribution of interest to feeder funds	(3.13)	(11.45)	(7.83)	(23.11)
Net Asset Value per Unit, beginning of period	1,106.24	1,147.74	1,095.73	1,219.75

Net Asset Value per Unit, end of period	$1,173.26	$1,308.00	$1,173.26	$1,308.00

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratios to average net assets:***
Net investment income (loss) ****	1.0%	3.6%	1.3%	3.7%

Operating expense	0.1%	0.1%	0.1%	0.1%

Total return	6.3%	15.0%	7.8%	9.1%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partners’ income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts through its investment in the Master in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended June 30, 2008 and December 31, 2007, based on a monthly calculation, were $638,253 and $7,515,114, respectively. The fair values of these commodity interests, including options written thereon, if applicable, at June 30, 2008 and December 31, 2007, were $7,325,889 and ($1,037,077), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

4.	Fair Value Measurements:

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservae
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$136,009,554	$—	$136,009,554	$—

Total fair value	$136,009,554	$—	$136,009,554	$—

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

Fair Value Measurements.  The Master adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$6,558,353	$6,558,353	$—	$—
Forwards	3,314,919	—	3,314,919	—
Options owned	48,295	—	48,295	—

Total assets	9,921,567	6,558,353	3,363,214	—

Liabilities
Forwards	$2,582,811	$—	$2,582,811	$—
Options written	12,867	—	12,867	—

Total liabilities	2,595,678	—	2,595,678	—

Total fair value	$7,325,889	$6,558,353	$767,536	$—

5.	Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. The Master may trade commodity options. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master, cash and distribution receivable. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partnership capital decreased 18.4% from $148,869,651 to $121,454,883. This decrease was attributable the redemption of 22,848.6652 Redeemable Units of Limited Partnership Interests totaling $36,045,362 which was partially offset by net income from operations of $3,985,594 and the additional sales of 2,991.2638 Redeemable Units of Limited Partnership Interest totaling $4,645,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2008, Master’s capital decreased 16.3% from $216,696,200 to $181,415,278. This decrease was attributable to the redemption of 47,401.0851 Units totaling $52,059,149 and the distribution of interest income totaling $1,386,875, to the limited partners of the Master, which was partially offset by net income from operations of $13,520,102 coupled with the additional sales of 4,262.0573 Units totaling $4,645,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$136,009,554	$—	$136,009,554	$—

Total fair value	$136,009,554	$—	$136,009,554	$—

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

Fair Value Measurements.  The Master adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$6,558,353	$6,558,353	$—	$—
Forwards	3,314,919	—	3,314,919	—
Options owned	48,295	—	48,295	—

Total assets	9,921,567	6,558,353	3,363,214	—

Liabilities
Forwards	$2,582,811	$—	$2,582,811	$—
Options written	12,867	—	12,867	—

Total liabilities	2,595,678	—	2,595,678	—

Total fair value	$7,325,889	$6,558,353	$767,536	$—

Income and Expenses Recognition.  All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. The Master’s income and expense recognition is discussed in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three and six months ended June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s second quarter of 2008 the Net Asset Value per Redeemable Unit increased 4.1% from $1,561.19 to $1,624.68 as compared to an increase of 12.6% in the second quarter of 2007. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions allocated from the Master and change in unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the second quarter of 2008 of $7,703,652. Gains were primarily attributable to the trading of commodity futures in currencies, energy, non-U.S. interest rates, metals and indices and were partially offset by losses in U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2007 of $28,245,003. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates and indices and were partially offset by losses in energy and metals.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in currencies, energy, metals, global fixed income and stock indices while losses were seen in U.S. fixed income.

In the currencies sector, the Partnership was favorably positioned as the U.S. Dollar recovered from the lows established in the first quarter of the year. Preliminary economic data suggested that the U.S. economy was not as bad as was previously perceived. In the energy sector, a long-term bullish trend in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. Gains were recorded in global fixed income markets as the international central banks grappled with inflationary pressures and fundamental economic weakness in some sectors. Modest gains were recorded in metals as gains in zinc trading were offset by losses in gold and copper. In the stock index futures, reversal of the bearish trend earlier in the quarter contributed to some losses, however, strong gains were recorded in June as the international equity markets went through a massive correction into the bear market territory.

The U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures on the economy to a more hawkish stance towards inflation.

During the Partnership’s six months ended June 30, 2008 the Net Asset Value per Redeemable Unit increased 3.3% from $1,573.45 to $1,624.68 as compared to an increase of 4.7% for the six months ended June 30, 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions allocated from the Master and change in unrealized gains (losses) on open positions allocated from the master) before brokerage commissions and related fees for the six months ended June 30, 2008, of $9,148,894. Gains were primarily attributable to the trading of commodity futures in currencies, energy, non-U.S. interest rates, metals and indices and were partially offset by losses U.S. interest rates. The Partnership experienced a net trading gain before commissions and related fees for the six months ended June 30, 2007 of $15,076,148. Gains were primarily attributable to the trading of commodity futures in currencies, indices and non-U.S. interest rates and were partially offset by losses in energy, U.S. interest rates and metals.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and six months ended June 30, 2008 decreased by $1,645,682 and $3,182,853, respectively, as compared to the corresponding periods in 2007. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2008 decreased by $1,386,775 and 2,622,940, respectively, as compared to the corresponding periods in 2007. The decrease in brokerage and fees is due to lower net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2008 decreased by $424,589 and $803,075, respectively, as compared to the corresponding periods in 2007. The decrease in management fees is due to lower net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2008 and 2007. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2008 and the highest, lowest and average values during the three months ended June 30, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2008, the Master’s total capital was $181,415,278. There has been no material change in the trading Value at Risk information previously disclosed in the Partnerships Annual Report on Form 10-K for the year ended December 31, 2007.

June 30, 2008
(Unaudited)

			Three Months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
— OTC Contracts	$5,356,092	2.95%	$5,356,092	$2,687,710	$4,282,816
Energy	1,091,200	0.60%	1,689,425	350,150	917,225
Interest Rates U.S	568,980	0.31%	1,181,910	467,030	907,377
Interest Rates Non-U.S	2,624,160	1.45%	3,132,142	854,534	2,209,270
Metals:
— Exchange Traded Contracts	19,500	0.01%	168,000	19,500	80,917
— OTC Contracts	360,237	0.20%	398,920	228,353	335,147
Indices	7,776,342	4.29%	7,776,342	3,934,156	5,911,517

Total	$17,796,511	9.81%

*	Average of Month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2008, there were additional sales of 527.8087 Redeemable Units totaling $820,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2008 - April 30, 2008	2,505.2515	$1,517.00	N/A	N/A
May 1, 2008 - May 31, 2008	2,643.4687	$1,544.05	N/A	N/A
June 1, 2008 - June 30, 2008	8,468.7071	$1,624.68	N/A	N/A
	13,617.4273	$1,589.22

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

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification
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

Date: August 14, 2008

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director

Date: August 14, 2008