Form 10-Q
period 2008-09-30
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2008-11-14
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-50735

SMITH BARNEY POTOMAC FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3937275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
55 East 59th Street - 10th Fl
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer,” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes    No X

As of October 31, 2008, 61,736.8432 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	5

	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited)	6 - 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 22

Item 4T.	Controls and Procedures	23

PART II - Other Information		24 – 28

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Investment in Master, at fair value	$104,608,454	$155,947,081
Cash	77,763	51,229
Distribution receivable	76,008	310,280

Total assets	$104,762,225	$156,308,590

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$567,462	$846,672
Management fees	173,556	258,999
Other	60,895	62,560
Redemptions payable	3,604,604	6,270,708

Total liabilities	4,406,517	7,438,939

Partners’ Capital:
General Partner 729.3902 Unit equivalents outstanding in 2008 and 2007	1,127,389	1,147,659
Limited Partners’ 64,198.0521 and 93,884.0539 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	99,228,319	147,721,992

Total partners’ capital	100,355,708	148,869,651

Total liabilities and partners’ capital	$104,762,225	$156,308,590

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net realized gains (losses) on closed positions allocated from Master	$4,624,259	$(25,868,071)	$7,441,289	$(8,196,047)
Change in net unrealized gains (losses) on open positions allocated from Master	(8,053,487)	(6,449,818)	(1,721,623)	(9,045,694)
Interest income allocated from Master	334,830	1,669,918	1,342,208	5,860,149
Expenses allocated from Master	(26,014)	(49,820)	(91,409)	(185,616)

Total income (loss)	(3,120,412)	(30,697,791)	6,970,465	(11,567,208)

Expenses:
Brokerage commissions	1,805,610	2,993,966	6,400,824	10,212,120
Management fees	552,176	916,024	1,957,612	3,124,535
Other	53,701	55,510	158,334	135,438

Total expenses	2,411,487	3,965,500	8,516,770	13,472,093

Net income (loss)	(5,531,899)	(34,663,291)	(1,546,305)	(25,039,301)
Additions — Limited Partners	2,002,000	173,000	6,647,000	2,568,000
Redemptions — Limited Partners	(17,569,276)	(10,442,520)	(53,614,638)	(35,281,895)

Net increase (decrease) in partners’ capital	(21,099,175)	(44,932,811)	(48,513,943)	(57,753,196)
Partners’ Capital, beginning of period	121,454,883	217,037,862	148,869,651	229,858,247

Partners’ Capital, end of period	$100,355,708	$172,105,051	$100,355,708	$172,105,051

Net Asset Value per Unit (64,927.4423 and 106,052.0925 Units outstanding at September 30, 2008 and 2007, respectively)	$1,545.66	$1,622.83	$1,545.66	$1,622.83

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(79.02)	$(308.19)	$(27.79)	$(221.74)

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(1,546,305)	$(25,039,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(6,647,000)	(2,568,000)
Proceeds from sale of investment in Master	65,190,364	55,734,664
Net change in unrealized (appreciation) depreciation on investment in Master	(7,204,737)	11,567,208
(Increase) decrease in distribution receivable	234,272	—
Accrued expenses:
Increase (decrease) in brokerage commissions	(279,210)	(350,464)
Increase (decrease) in management fees	(85,443)	(107,244)
Increase (decrease) in other	(1,665)	(4,080)

Net cash provided by (used in) operating activities	49,660,276	39,232,783

Cash flows from financing activities:
Proceeds from additions — Limited Partners	6,647,000	2,568,000
Payments for redemptions — Limited Partners	(56,280,742)	(41,768,097)

Net cash provided by (used in) financing activities	(49,633,742)	(39,200,097)

Net change in cash	26,534	32,686
Cash, at beginning of period	51,229	1,686

Cash, at end of period	$77,763	$34,372

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

On September 30, 2008 and December 31, 2007, the Partnership owned approximately 71.1% and 72.0%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statement of Financial Condition, Statements of Income and Expenses and Partners’ Capital, Schedules of Investments and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007 and the results of its operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

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

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

The Master’s Statements of Financial Condition and Schedule of Investments as of September 30, 2008 and December 31, 2007 and Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 and Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash	$140,831,136	$202,331,563
Cash margin	10,231,922	17,299,861
Net unrealized appreciation on open futures contracts	—	1,316,942
Unrealized appreciation on open forward contracts	3,225,393	5,178,307
Commodity options owned, at fair value (cost $31,710 and $269,832 in 2008 and 2007, respectively)	31,870	263,000

	154,320,321	226,389,673
Interest receivable	106,946	435,815

Total assets	$154,427,267	$226,825,488

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$575,311	$—
Unrealized depreciation on open forward contracts	6,513,951	7,684,822
Commodity options written, at fair value (premium $19,881 and $153,329 in 2008 and 2007, respectively)	20,868	110,504
Accrued expenses:
Other	22,336	22,189
Redemption payable	—	1,875,958
Distribution payable	106,946	435,815

Total liabilities	7,239,412	10,129,288

Partners’ Capital:
Limited Partners’ Capital, 129,411.7530 and 197,763.9128 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	147,187,855	216,696,200

Total liabilities and partners’ capital	$154,427,267	$226,825,488

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF Campbell Master Fund L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$(212,255)	(0.14	) %
Interest Rates Non-U.S.	348,855	0.24
Interest Rates U.S.	(318,788)	(0.22)
Indices	(324,453)	(0.22)

Total futures contracts purchased	(506,641)	(0.34)

Futures Contracts Sold
Energy	198,728	0.13
Interest Rates Non-U.S.	(1,231,710)	(0.84)
Metals	(136,170)	(0.09)
Indices	1,100,482	0.75

Total futures contracts sold	(68,670)	(0.05)

Net unrealized depreciation on open futures contracts	(575,311)	(0.39)

Unrealized Appreciation on Open Forward Contracts
Currencies	2,990,100	2.03
Metals	235,293	0.16

Total unrealized appreciation on open forward contracts	3,225,393	2.19

Unrealized Depreciation on Open Forward Contracts
Currencies	(6,418,050)	(4.36)
Metals	(95,901)	(0.07)

Total unrealized depreciation on open forward contracts	(6,513,951)	(4.43)

Options Owned
Energy	31,870	0.02

Options Written
Energy	(20,868)	(0.01)

Total fair value	$(3,852,867)	(2.62)%

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF Campbell Master Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased

Energy	$504,120	0.23%
Interest Rates Non-U.S.	111,291	0.05
Interest Rates U.S.	380,506	0.18
Indices	698,091	0.32
Metals	215,440	0.10

Total futures contracts purchased	1,909,448	0.88

Futures Contracts Sold

Energy	(391,048)	(0.18)
Interest Rates Non-U.S.	(159,023)	(0.07)
Interest Rates U.S.	(3,078)	(0.00)*
Indices	(39,357)	(0.02)

Total futures contracts sold	(592,506)	(0.27)

Net unrealized appreciation on open futures contracts	1,316,942	0.61

Unrealized Appreciation on Open Forward Contracts

Currencies	5,081,872	2.35
Metals	96,435	0.04

Total unrealized appreciation on open forward contracts	5,178,307	2.39

Unrealized Depreciation on Open Forward Contracts

Currencies	(7,615,465)	(3.52)
Metals	(69,357)	(0.03)

Total unrealized depreciation on open forward contracts	(7,684,822)	(3.55)

Options Owned
Energy	263,000	0.12

Options Written
Energy	(110,504)	(0.05)

Total fair value	$(1,037,077)	(0.48)%

*	Due to rounding

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$6,387,938	$(35.954,683)	$10,147,122	$(11,535,869)
Change in net unrealized gains (losses) on open positions	(11,174,854)	(8,956,068)	(2,711,116)	(12,428,768)

Gain (loss) from trading, net	(4,786,916)	(44,910,751)	7,436,006	(23,964,637)
Interest income	466,580	2,326,878	1,853,455	8,102,431

Total income (loss)	(4,320,336)	(42,583,873)	9,289,461	(15,862,206)

Expenses:
Clearing fees	27,956	57,415	100,269	222,864
Other expenses	8,379	11,830	25,761	33,109

Total expenses	36,335	69,245	126,030	255,973

Net income (loss)	(4,356,671)	(42,653,118)	9,163,431	(16,118,179)
Additions — Limited Partners	2,002,000	173,000	6,647,000	3,269,328
Redemptions — Limited Partners	(31,406,172)	(17,935,672)	(83,465,321)	(59,075,809)
Distribution of interest income to feeder funds	(466,580)	(2,326,878)	(1,853,455)	(8,102,431)

Net increase (decrease) in Partners’ Capital	(34,227,423)	(62,742,668)	(69,508,345)	(80,027,091)

Partners’ Capital, beginning of period	181,415,278	309,805,967	216,696,200	327,090,390

Partners’ Capital, end of period	$147,187,855	$247,063,299	$147,187,855	$247,063,299

Net Asset Value per Redeemable Unit (129,411.7530 and 221,956.7782 Units outstanding at September 30, 2008 and 2007, respectively)	$1,137.36	$1,113.11	$1,137.36	$1,113.11

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$(32.44)	$(184.66)	$52.92	$(73.30)

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$9,163,431	$(16,118,179)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in cash margin	7,067,939	34,664,973
(Increase) decrease in net unrealized appreciation on open futures contracts	1,316,942	7,079,804
(Increase) decrease in unrealized appreciation on open forward contracts	1,952,914	(3,687,465)
(Increase) decrease in options owned, at fair value	231,130	(212,207)
(Increase) decrease in interest receivable	328,869	342,269
Increase (decrease) in net unrealized depreciation on open futures contracts	575,311	—
Increase (decrease) in unrealized depreciation on open forward contracts	(1,170,871)	9,000,785
Increase (decrease) in options written, at fair value	(89,636)	229,767
Accrued expenses:
Increase (decrease) in other	147	5,914

Net cash provided by (used in) operating activities	19,376,176	31,305,661

Cash flows from financing activities:
Proceeds from additions — Limited Partners	6,647,000	3,269,328
Payments for redemptions — Limited Partners	(85,341,279)	(59,075,809)
Distribution of interest income to feeder funds	(2,182,324)	(8,444,700)

Net cash provided by (used in) financing activities	(80,876,603)	(64,251,181)

Net change in cash	(61,500,427)	(32,945,520)
Cash, at beginning of period	202,331,563	263,977,156

Cash, at end of period	$140,831,136	$231,031,636

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) allocated from Master*	$(75.05)	$(314.37)	$(17.98)	$(243.45)
Interest income allocated from Master	4.76	15.01	15.86	49.53
Expenses**	(8.73)	(8.83)	(25.67)	(27.82)

Increase (decrease) for the period	(79.02)	(308.19)	(27.79)	(221.74)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,624.68	1,931.02	1,573.45	1,844.57

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,545.66	$1,622.83	$1,545.66	$1,622.83

*	Includes Partnership brokerage commissions and expenses allocated from the Master.

**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(7.7)%	(4.9)%	(7.6)%	(5.0)%

Operating expenses	8.9%	8.4%	9.1%	8.8%
Incentive fees	—%	—%	—%	—%

Total expenses	8.9%	8.4%	9.1%	8.8%

Total return:
Total return before incentive fees	(4.9)%	(16.0)%	(1.8)%	(12.0)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(4.9)%	(16.0)%	(1.8)%	(12.0)%

***	Annualized (other than incentive fee)

****	Interest income allocated from Master less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$(35.84)	$(194.83)	$41.79	$(106.50)
Interest income	3.46	10.23	11.29	33.34
Expenses **	(0.06)	(0.06)	(0.16)	(0.14)

Increase (decrease) for the period	(32.44)	(184.66)	52.92	(73.30)
Distribution of interest to feeder funds	(3.46)	(10.23)	(11.29)	(33.34)
Net Asset Value per Redeemable Unit, beginning of period	1,173.26	1,308.00	1,095.73	1,219.75

Net Asset Value per Redeemable Unit, end of period	$1,137.36	$1,113.11	$1,137.36	$1,113.11

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008	2007

Ratios to average net assets:***
Net investment income (loss) ****	1.1%		3.3%		1.3%	3.6%

Operating expense	0.1%		0.1%		0.1%	0.1%

Total return	(2.8	) %	(14.1	) %	4.8%	(6.0)%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partners’ income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts through, its investment in the Master, in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended September 30, 2008 and December 31, 2007, based on a monthly calculation, were ($8,373) and $7,515,114, respectively. The fair values of these commodity interests, including options written thereon, if applicable, at September 30, 2008 and December 31, 2007, were ($3,852,867) and ($1,037,077), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards  No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of September 30, 2008, the Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservae
	9/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$104,608,454	$—	$104,608,454	$—

Total fair value	$104,608,454	$—	$104,608,454	$—

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

Fair Value Measurements.  The Master adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). As of September 30, 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$3,225,393	$—	$3,225,393	$—
Options owned	31,870	—	31,870	—

Total assets	3,257,263	—	3,257,263	—

Liabilities
Futures	$575,311	$575,311	$—	$—
Forwards	6,513,951	—	6,513,951	—
Options written	20,868	—	20,868	—

Total liabilities	7,110,130	575,311	6,534,819	—

Total fair value	$(3,852,867)	$(575,311)	$(3,277,556)	$—

5.	Financial Instrument Risks:

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
September 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master, cash and distribution receivable. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partnership capital decreased 32.6% from $148,869,651 to $100,355,708. This decrease was attributable to the redemption of 33,926.9903 Redeemable Units of Limited Partnership Interest totaling $53,614,638 and a net loss from operations of $1,546,305 which was partially offset by the additional sales of 4,240.9885 Redeemable Units of Limited Partnership Interest totaling $6,647,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2008, the Master’s capital decreased 32.1% from $216,696,200 to $147,187,855. This decrease was attributable to the redemption of 74,335.5093 Redeemable Units of Limited Partnership Interest totaling $83,465,321 and the distribution of interest income to feeder funds totaling $1,853,455, to the limited partners of the Master, which was partially offset by net income from operations of $9,163,431 coupled with the additional sales of 5,983.3495 Redeemable Units of Limited Partnership Interest totaling $6,647,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  For disclosure related to fair value measurements pursuant to SFAS 157, refer to Note 4 in the notes to financial statements.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three and nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008 the Net Asset Value per Redeemable Unit decreased 4.9% from $1,624.68 to $1,545.66 as compared to a decrease of 16.0% in the third quarter of 2007. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions allocated from the Master and change in unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the third quarter of 2008 of $3,429,228. Losses were primarily attributable to the trading of commodity futures in currencies, energy, and non-U.S. interests and were partially offset by gains in U.S. interest rates, metals, and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2007 of $32,317,889. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, and indices.

The third quarter of 2008 presented an extremely volatile trading environment as the credit crisis deepened. Counterparty risk took the center stage as some of the biggest broker-dealers teetered on the edge of bankruptcy. Managed futures, as an asset class, outperformed since counterparty risk is eliminated through exchange cleared trading. The crisis affected various asset classes in different ways. The U.S. dollar strengthened against most developed country currencies. Fixed income markets experienced tremendous volatility as yield curves rapidly sloped upwards, indicating a strong preference for shorter maturity, less risky government treasuries. Crude oil set the highest exchange listed price of $147 while also dipping below $100 in the quarter. Perhaps, the most visible sentiment of the market was reflected through stock index futures as most indices dropped precipitously. The Partnership was profitable in U.S. fixed income, metals and stock indices while losses were seen in non-U.S. fixed income, currencies and energy.

In the U.S. fixed income sector, profits were realized as the focus of the U.S. Federal Reserve shifted from inflation to the credit crisis. The Partnership profited from short positions in global stock indices, which cratered to their lowest levels in a few years. Modest gains were seen in metals as losses from trading in gold were offset by those in industrial metals.

In the non-U.S. fixed income sector, the Partnership recorded losses as international interest rates rapidly changed their course as the negative risk to the economies increased dramatically. In the currencies, the Partnership realized losses, as the U.S. Dollar grew strong against some of the other developed country currencies. In the energy sector, long-term bullish trend in crude oil reversed, just as a new exchange listed record price of $147 was set. The Partnership recorded losses in the energy sector due to this sharp reversal, which reflected across the petroleum complex, including natural gas.

During the Partnership’s nine months ended September 30, 2008, the Net Asset Value per Redeemable Unit decreased 1.8% from $1,573.45 to $1,545.66 as compared to a decrease of 12.0% for the nine months ended September 30, 2007. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions allocated from the Master and change in unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees for the nine months ended September 30, 2008, of $5,719,666. Gains were primarily attributable to the Master’s trading of commodity futures in energy, U.S. interest rates, metals, and indices and were partially offset by losses in currencies and non-U.S. interest rates. The Partnership experienced a net trading loss before commissions and related fees for the nine months ended September 30, 2007 of $17,241,741. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. interest rates, metals, and indices and were partially offset by gains in non-U.S. interest rates.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and nine months ended September 30, 2008 decreased by $1,335,088 and $4,517,941, respectively, as compared to the corresponding periods in 2007. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2008 decreased by $1,188,356 and $3,811,296, respectively, as compared to the corresponding periods in 2007. The decrease in brokerage and fees is due to lower net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2008 decreased by $363,848 and $1,166,923, respectively, as compared to the corresponding periods in 2007. The decrease in management fees is due to lower net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2008 and 2007. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2008, and the highest, lowest and average values during the three months ended September 30, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2008, the Master’s total capital was $147,187,855. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

September 30, 2008
(Unaudited)

			Three Months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
— OTC Contracts	$2,876,841	1.96%	$6,459,319	$2,876,841	$4,601,348
Energy	541,660	0.37%	1,300,850	541,660	756,787
Interest Rates U.S	1,312,600	0.89%	1,754,540	597,450	1,482,057
Interest Rates Non-U.S	1,750,301	1.19%	2,596,726	1,509,566	1,787,253
Metals:
— Exchange Traded Contracts	110,000	0.07%	176,000	7,500	80,417
— OTC Contracts	171,734	0.12%	468,207	171,734	252,869
Indices	2,654,457	1.80%	8,798,196	2,654,457	4,060,971

Total	$9,417,593	6.40%

*	Average of Month-end Values at Risk

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
Securities Actions.    On September 24, 2008, four actions alleging securities fraud claims were consolidated in the United States District Court for the Southern District of New York under the caption IN RE CITIGROUP INC. SECURITIES LITIGATION. Lead Plaintiffs are expected to file a consolidated class action complaint by November 10, 2008.
Citigroup Inc., several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
Derivative Actions. On September 24, 2008, five actions alleging derivative claims were consolidated in the United States District Court for the Southern District of New York under the caption IN RE CITIGROUP INC. DERIVATIVE LITIGATION. Lead Plaintiffs are expected to file a consolidated class action complaint by November 10, 2008.
ERISA Actions.    On September 15, 2008, a consolidated amended ERISA complaint was filed in IN RE CITIGROUP ERISA LITIGATION, pending in the United States District Court for the Southern District of New York.
              Other Matters. Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
             On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.
Auction Rate Securities-Related Litigation
              Securities Actions.    On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.

             On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
Derivative Actions.    On August 20, 2008, LOUISIANA MUNICIPAL POLICE EMPLOYEES’ RETIREMENT SYSTEM v. PANDIT, et al., was filed in the United States District Court for the Southern District of New York, against current and former officers and directors alleging several derivative claims.
              Antitrust Actions.    Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
Regulatory Actions.    On August 7, 2008, the Company reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which the Company agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, the Company agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
Other ERISA Actions.    The Company and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

For the three months ended September 30, 2008, there were additional sales of 1,249.7247 Redeemable Units totaling $2,002,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2008 - July 31, 2008	7,873.6421	$1,599.62	N/A	N/A
August 1, 2008 - August 31, 2008	872.6023	$1,569.83	N/A	N/A
September 1, 2008 - September 30, 2008	2,332.0807	$1,545.66	N/A	N/A
	11,078.3251	$1,585.91

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the period ended December 31, 2007, and quarterly report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

Date: November 14, 2008

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director

Date: November 14, 2008