Form 10-Q
period 2009-03-31
SMITH BARNEY POTOMAC FUTURES FUND LP
filed 2009-05-15
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    No

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

Yes    No X

As of April 30, 2009, 48,139.1529 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited)	5 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 21

Item 4T.	Controls and Procedures	22

PART II - Other Information		23 – 27

PART I

Item 1. Financial Statements

Smith Barney Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008

Assets:
Investment in Master, at fair value	$75,678,626	$91,152,448
Cash	119,330	97,834

Total assets	$75,797,956	$91,250,282

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$410,572	$494,272
Management fees	125,465	151,058
Other	108,245	121,454
Redemptions payable	1,959,541	4,828,995

Total liabilities	$2,603,823	5,595,779

Partners’ Capital:
General Partner, 729.3902 Unit equivalents outstanding at March 31, 2009 and December 31, 2008	1,076,609	1,098,155
Limited Partners’, 48,858.6304 and 56,162.1745 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	72,117,524	84,556,348

Total partners’ capital	73,194,133	85,654,503

Total liabilities and partners’ capital	$75,797,956	$91,250,282

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Income:
Net realized gains (losses) on closed positions allocated from Master	$1,060,255	$1,304,215
Change in net unrealized gains (losses) on open positions allocated from Master	(777,287)	141,027
Interest income allocated from Master	17,189	634,026
Expenses allocated from Master	(18,643)	(35,555)

Total income (loss)	281,514	2,043,713

Expenses:
Brokerage commissions	1,312,391	2,404,347
Management fees	401,127	735,394
Other	65,130	50,406

Total expenses	1,778,648	3,190,147

Net income (loss)	(1,497,134)	(1,146,434)
Additions — Limited Partners	520,000	3,825,000
Redemptions — Limited Partners	(11,483,236)	(14,404,308)

Net increase (decrease) in partners’ capital	(12,460,370)	(11,725,742)
Partners’ Capital, beginning of period	85,654,503	148,869,651

Partners’ Capital, end of period	$73,194,133	$137,143,909

Net Asset Value per Unit (49,588.0206 and 87,845.6613 Units outstanding at March 31, 2009 and 2008, respectively)	$1,476.04	$1,561.19

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(29.54)	$(12.26)

See accompanying notes to financial statements

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Smith Barney Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership which was organized on March 14, 1997 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are indirectly traded by the Partnership through its investment in the Master are volatile and involve a high degree of market risk. The Partnership was authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”) during its initial offering period. The Partnership continues to offer Redeemable Units.

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

On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

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

As of March 31, 2009 and December 31, 2008, the Partnership owned approximately 69.1% and 71.5%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, including Schedules of Investments and Statements of Income and Expenses and Partners’ Capital are included herein.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008 and the results of its operations for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

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

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

The Master’s Statements of Financial Condition and Schedule of Investments as of March 31, 2009 and December 31, 2008 and Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$99,674,627	$119,063,081
Cash margin	10,531,530	7,947,067
Net unrealized appreciation on open futures contracts	—	159,230
Net unrealized appreciation on open forward contracts	—	397,543
Options owned, at fair value (cost $37,180 and $36,166 at March 31, 2009 and December 31, 2008, respectively)	22,743	20,304

Total assets	$110,228,900	$127,587,225

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$67,176	$—
Net unrealized depreciation on open forward contracts	488,017	—
Options written, at fair value (premium $121,381 and $108,994 at March 31, 2009 and December 31, 2008, respectively)	132,327	82,624
Accrued expenses:
Professional fees	24,842	29,639

Total liabilities	712,362	112,263

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at March 31, 2009 and December 31, 2008	—	—
Limited Partners’ Capital, 96,468.4496 and 112,523.4490 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	109,516,538	127,474,962

Total liabilities and partners’ capital	$110,228,900	$127,587,225

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

CMF Campbell Master Fund L.P.
Schedule of Investments
March 31, 2009
(Unaudited)

	Notional($)/
	Number of			% of Partners’
	Contracts	Fair Value		Capital
Futures Contracts Purchased
Energy	9	$(31,252)		(0.03)%
Interest Rates Non-U.S.	1,648	482,694		0.44
Interest Rates U.S.	276	312,555		0.28
Indices	4	133		0.00 *

Total futures contracts purchased		764,130		0.69

Futures Contracts Sold
Energy	95	178,538		0.16
Interest Rates Non-U.S.	21	99,939		0.09
Interest Rates U.S.	31	(68,872)		(0.06)
Metals	4	(350)		(0.00)*
Indices	521	(1,040,561)		(0.95)

Total futures contracts sold		(831,306)		(0.76)

Net unrealized depreciation on open futures contracts		(67,176	)**	(0.07)

Unrealized Appreciation on Open Forward Contracts
Currencies	168,149,350	4,023,123		3.67
Metals	16	27,905		0.03

Total unrealized appreciation on open forward contracts		4,051,028		3.70

Unrealized Depreciation on Open Forward Contracts
Currencies	198,268,359	(4,260,341)		(3.89)
Metals	64	(278,704)		(0.25)

Total unrealized depreciation on forward contracts		(4,539,045)		(4.14)

Net unrealized depreciation on open forward contracts		(488,017	)***	(0.44)

Options Owned
Currencies	31,056,106,987	22,743		0.02

Options Written
Currencies	79,464,950,404	(132,327)		(0.12)

Total fair value		$(664,777)		(0.61)%

*	Due to rounding.

**	This amount is included in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

***	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

CMF Campbell Master Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Notional($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Interest Rates Non-U.S.	1,065	$600,131	0.47%
Interest Rates U.S.	129	(204,258)	(0.16)
Indices	41	44,667	0.04
Metals	1	3,250	0.00 *

Total futures contracts purchased		443,790	0.35

Futures Contracts Sold
Energy	20	(42,257)	(0.03)
Interest Rates Non-U.S.	174	(92,304)	(0.07)
Interest Rates U.S.	17	(987)	(0.00)*
Indices	193	(149,012)	(0.12)

Total futures contracts sold		(284,560)	(0.22)

Net unrealized appreciation on open futures contracts		159,230 **	0.13

Unrealized Appreciation on Open Forward Contracts
Currencies	99,409,075	3,229,485	2.53
Metals	2	5,333	0.00 *

Total unrealized appreciation on open forward contracts		3,234,818	2.53

Unrealized Depreciation on Open Forward Contracts
Currencies	88,487,957	(2,741,087)	(2.15)
Metals	31	(96,188)	(0.08)

Total unrealized depreciation on open forward contracts		(2,837,275)	(2.23)

Net unrealized appreciation on open forward contracts		397,543 ***	0.30

Options Owned
Currencies	18,203,022,732	20,304	0.02

Options Written
Currencies	62,985,529,183	(82,624)	(0.06)

Total fair value		$494,453	0.39%

*	Due to rounding.

**	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

***	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

See accompanying notes to financial statements.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$1,537,936	$1,824,872
Change in net unrealized gains (losses) on open contracts	(1,147,857)	195,701

Gain (loss) from trading, net	390,079	2,020,573
Interest income	24,796	886,148

Total income (loss)	414,875	2,906,721

Expenses:
Clearing fees	15,589	40,820
Professional fees	11,238	8,866

Total expenses	26,827	49,686

Net income (loss)	388,048	2,857,035
Additions — Limited Partners	520,000	3,825,000
Redemptions — Limited Partners	(18,841,676)	(19,385,743)
Distribution of interest income to feeder funds	(24,796)	(886,148)
Net increase (decrease) in Partners’ Capital	(17,958,424)	(13,589,856)
Partners’ Capital, beginning of period	127,474,962	216,696,200

Partners’ Capital, end of period	$109,516,538	$203,106,344

Net Asset Value per Redeemable Unit (96,468.4496 and 183,600.2813 Redeemable Units outstanding at March 31, 2009 and 2008, respectively)	$1,135.26	$1,106.24

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$2.64	$15.21

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008

Net realized and unrealized gains (losses) allocated from Master*	$(20.99)	$(10.56)
Interest income allocated from Master	0.34	6.72
Expenses**	(8.89)	(8.42)

Increase (decrease) for the period	(29.54)	(12.26)
Net Asset Value per Redeemable Unit, beginning of period	1,505.58	1,573.45

Net Asset Value per Redeemable Unit, end of period	$1,476.04	$1,561.19

*	Includes Partnership brokerage commissions and expenses allocated from the Master.

**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

	Three Months Ended
	March 31,
	2009	2008

Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(9.2)%	(7.2)%

Operating expenses	9.3%	9.0%
Incentive fees	—%	—%

Total expenses	9.3%	9.0%

Total return:
Total return before incentive fees	(2.0)%	(0.8)%
Incentive fees	—%	—%

Total return after incentive fees	(2.0)%	(0.8)%

***	Annualized (other than incentive fee)

****	Interest income allocated from Master less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2009	2008
Net realized and unrealized gains (losses)*	$2.49	$10.55
Interest income	0.25	4.70
Expenses **	(0.10)	(0.04)

Increase (decrease) for the period	2.64	15.21
Distribution of interest income to feeder funds	(0.25)	(4.70)
Net Asset Value per Redeemable Unit, beginning of period	1,132.87	1,095.73

Net Asset value per Redeemable Unit, end of period	$1,135.26	$1,106.24

*	Includes Clearing Fees

**	Excludes Clearing Fees

	Three Months Ended
	March 31,
	2009		2008
Ratios to Average Net Assets:***
Net investment income (loss)****	0.0	%*****	1.6%

Operating expenses	0.1%		0.1%

Total return	0.2%		1.4%

***	Annualized

****	Interest income less total expenses

*****	Due to rounding

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts through, its investment in the Master, in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward positions. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2009 and December 31, 2008, based on a monthly calculation, were $1,126,050 and ($628,085), respectively. The fair values of these commodity interests, including options written thereon, if applicable, at March 31, 2009 and December 31, 2008, were ($664,777) and $494,452, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2009.

March 31, 2009
Gain (loss) from
Sector	trading
Currencies	$455,504
Energy	(37,109)
Indices	(757,492)
Interest Rates U.S.	137,452
Interest Rates Non-U.S.	1,163,336
Metals	(571,612)

Total	$390,079

Smith Barney Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

4.	Fair Value Measurements:

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.
     Fair Value Measurements. The Partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB StatementNo. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of March 31, 2009, the Partnership did not hold any derivative instruments that are are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservae
	3/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$75,678,626	$—	$75,678,626	$—

Total fair value	$75,678,626	$—	$75,678,626	$—

     Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.
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
March 31, 2009
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
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of March 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options owned	$22,743	$—	$22,743	$—

Total assets	22,743	—	22,743	—

Liabilities
Futures	$67,176	$67,176	$—	$—
Forwards	488,017	250,799	237,218	—
Options written	132,327	—	132,327	—

Total liabilities	687,520	317,975	369,545	—

Total fair value	$(664,777)	$(317,975)	$(346,802)	$—

5.	Financial Instrument Risks:
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
March 31, 2009
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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Partnership capital decreased 14.5% from $85,654,503 to $73,194,133. This decrease was attributable to the redemption of 7,647.5385 Redeemable Units of Limited Partnership Interest totaling $11,483,236 coupled with a net loss from operations of $1,497,134, which was partially offset by the additional sales of 343.9944 Redeemable Units of Limited Partnership Interest totaling $520,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2009, the Master’s capital decreased 14.1% from $127,474,962 to $109,516,538. This decrease was attributable to the redemption of 16,507.6443 Redeemable Units of Limited Partnership Interest totaling $18,841,676, which was partially offset by net income from operations of $388,048 coupled with the additional sales of 452.6449 Redeemable Units of Limited Partnership Interest totaling $520,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows- Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

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
     The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of March 31, 2009, the Partnership did not hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of March 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Partners’ Capital.
     Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likelythan-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States— 2005.

Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.

Results of Operations

During the Partnership’s first quarter of 2009 the Net Asset Value per Redeemable Unit decreased 2.0% from $1,505.58 to $1,476.04 as compared to a decrease of 0.8% in the first quarter of 2008. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2009 of $282,968. Losses were primarily attributable to the trading of commodity futures in currencies, energy, metals and indices and were partially offset by gains in non-U.S. and U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $1,445,242. Gains were primarily attributable to the trading of commodity futures in U.S. interest rates, metals and indices and were partially offset by losses in currencies, energy and non-U.S. interest rates.

The first quarter of 2009 presented a challenging trading environment with non-directional volatility in several markets. Some of the trends that were established last year, continued into the first quarter of 2009 before reversing later in the quarter. In general, markets were trend-less with relatively high volatility. The Partnership was profitable in fixed income but losses were seen in currencies, metals and stock indices.

In the fixed income sector, the Partnership registered gains as the U.S. Federal Reserve announced the massive Treasury Bond purchase program. Interest rates seemed to bottom-out during the quarter and reversed their trends briefly before this program was announced and prices continued to increase further. Yields on some of the shortest term Treasury securities dropped to zero during this time.

In currencies, the Partnership registered losses as the currency markets remained volatile and trend-less. In general, the Euro and Swiss franc weakened against the U.S. dollar driven by the weak fundamentals in the European region. The British pound remained range bound while the Japanese yen reversed the previous trend and weakened against the U.S. dollar. In the energy sector, the Partnership recorded small losses, primarily due to trading in gasoline. These losses were partly covered through gains from trading in natural gas which continued a strong bearish trend. In the metals sector, losses were seen primarily in trading of copper and gold. Losses were seen in the equity indices as the global equity markets remained volatile. Equity markets seemed to stabilize coming into the New Year but then registered some of the biggest losses in February before posting a recovery in March.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three months ended March 31, 2009 decreased by $616,837, as compared to the corresponding period in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2009 decreased by $1,091,956, as compared to the corresponding period in 2008. The decrease in brokerage and fees is due to lower net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2009 decreased by $334,267, as compared to the corresponding period in 2008. The decrease in management fees is due to lower net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2009 and 2008. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Market movements result in frequent changes in the fair market value of the Master’s open positions and, consequently, in its earnings and cash balances. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open positions and the liquidity of the markets in which it trades.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2009, and the highest, lowest and average values during the three months ended March 31, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2009, the Master’s total capitalization was $109,516,538. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,551,925	3.24%	$3,784,166	$2,175,779	$2,853,507
Energy	482,142	0.44%	610,650	101,352	332,741
Interest Rates U.S.	305,160	0.28%	343,825	59,818	221,413
Interest Rates Non-U.S.	2,286,465	2.09%	2,442,697	1,439,949	1,825,642
Metals	496,467	0.45%	557,762	233,479	401,128
Indices	3,005,159	2.75%	4,565,846	1,404,512	2,738,659

Total	$10,127,318	9.25%

*	Average of Month-end Values at Risk

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
         In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
         On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
         On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
         On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
         On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
         Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
         Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
         On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
             On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
             On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
             Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2009, there were additional sales of 343.9944 Redeemable Units totaling $520,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2009 - January 31, 2009	4,594.0641	$1,503.87	N/A	N/A
February 1, 2009 - February 28, 2009	1,725.9080	$1,515.04	N/A	N/A
March 1, 2009 - March 31, 2009	1,327.5664	$1,476.04	N/A	N/A
	7,647.5385	$1,501.56

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the period ended December 31, 2008.

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

Date: May 15, 2009

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director

Date: May 15, 2009