Form 10-Q
period 2009-09-30
POTOMAC FUTURES FUND LP
filed 2009-11-16
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-50735

POTOMAC FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3937275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
55 East 59th Street - 10th Floor
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

Yes    No X

As of October 31, 2009, 38,807.5811 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2009 and December 31, 2008 (unaudited)	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited)	5 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 21

Item 4.	Controls and Procedures	22

PART II - Other Information		23 – 27

Exhibits
Exhibit 3.1(e) Certificate of Amendment of the Certificate of Limited Partnership, dated September 21, 2005
Exhibit 3.1(f) Certificate of Amendment of the Certificate of Limited Partnership, dated September 19, 2008
Exhibit 10.1 Form of Subscription Agreement
Exhibit 10.5 Escrow Agreement, dated April 15, 1997
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets:
Investment in Master, at fair value	$60,050,228	$91,152,448
Cash	108,507	97,834

Total assets	$60,158,735	$91,250,282

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$325,860	$494,272
Management fees	99,577	151,058
Other	86,744	121,454
Redemptions payable	4,520,321	4,828,995

Total liabilities	5,032,502	5,595,779

Partners’ Capital:
General Partner, 624.1683 and 729.3902 Unit equivalents outstanding at September 30, 2009 and December 31, 2008, respectively	864,398	1,098,155
Limited Partners, 39,181.5904 and 56,162.1745 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	54,261,835	84,556,348

Total partners’ capital	55,126,233	85,654,503

Total liabilities and partners’ capital	$60,158,735	$91,250,282

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net realized gains (losses) on closed positions allocated from Master	$216,248	$4,624,259	$(3,845,309)	$7,441,289
Change in net unrealized gains (losses) on open positions allocated from Master	2,338,865	(8,053,487)	2,272,126	(1,721,623)
Interest income allocated from Master	13,457	334,830	44,778	1,342,208
Expenses allocated from Master	(22,967)	(26,014)	(58,442)	(91,409)

Total income (loss)	2,545,603	(3,120,412)	(1,586,847)	6,970,465

Expenses:
Brokerage commissions	1,005,655	1,805,610	3,428,819	6,400,824
Management fees	307,305	552,176	1,047,877	1,957,612
Other	35,268	53,701	157,429	158,334

Total expenses	1,348,228	2,411,487	4,634,125	8,516,770

Net income (loss)	1,197,375	(5,531,899)	(6,220,972)	(1,546,305)
Additions — Limited Partners	212,000	2,002,000	2,181,000	6,647,000
Redemptions — Limited Partners	(9,101,992)	(17,569,276)	(26,340,714)	(53,614,638)
Redemptions — General Partner	—	—	(147,584)	—

Net increase (decrease) in partners’ capital	(7,692,617)	(21,099,175)	(30,528,270)	(48,513,943)
Partners’ Capital, beginning of period	62,818,850	121,454,883	85,654,503	148,869,651

Partners’ Capital, end of period	$55,126,233	$100,355,708	$55,126,233	$100,355,708

Net Asset Value per Unit (39,805.7587 and 64,927.4423 Units outstanding at September 30, 2009 and 2008, respectively)	$1,384.88	$1,545.66	$1,384.88	$1,545.66

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$29.24	$(79.02)	$(120.70)	$(27.79)

Weighted average units outstanding	45,235.6473	70,101.2344	49,218.3844	83,312.2159

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Potomac Futures Fund L.P. (formerly, Smith Barney Potomac Futures Fund L.P.) (the “Partnership”) is a limited partnership which was organized on March 14, 1997 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are indirectly traded by the Partnership through its investment in the Master are volatile and involve a high degree of market risk. The Partnership was authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”) during its initial offering period. The Partnership privately and continuously offers up to 250,000 Redeemable Units in the partnership to qualified investors.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (”Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On January 1, 2005, the Partnership allocated substantially all of its capital to CMF Campbell Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward positions with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (the “Advisor”) using Campbell’s Financials, Metals and Energy Portfolio Program (“FME”), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2009.

As of September 30, 2009 and December 31, 2008, the Partnership owned approximately 82.8% and 71.5%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, including Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008 and the results of its operations for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. Actual results could differ from these estimates.
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non- SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current year presentation.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The Master’s Statements of Financial Condition and Schedule of Investments as of September 30, 2009 and December 31, 2008 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$63,631,357	$119,063,081
Cash margin	6,064,967	7,947,067
Net unrealized appreciation on open futures contracts	300,641	159,230
Net unrealized appreciation on open forward contracts	2,549,702	397,543
Options owned, at fair value (cost $70,816 and $36,166 at September 30, 2009 and December 31, 2008, respectively)	36,741	20,304

Total assets	$72,583,408	$127,587,225

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premium $38,552 and $108,994 at September 30, 2009 and December 31, 2008, respectively)	$25,350	$82,624
Accrued expenses:
Professional fees	24,875	29,639

Total liabilities	50,225	112,263

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at September 30, 2009 and December 31, 2008	—	—
Limited Partners’ 65,191.0739 and 112,523.4490 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	72,533,183	127,474,962

Total liabilities and partners’ capital	$72,583,408	$127,587,225

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

CMF Campbell Master Fund L.P.
Schedule of Investments
September 30, 2009
(Unaudited)

	Notional($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Interest Rates Non-U.S.	910	$167,605	0.23%
Interest Rates U.S.	359	119,670	0.17
Indices	561	38,939	0.05
Metals	74	50,075	0.07
Softs	3	165	0.00 *

Total futures contracts purchased		376,454	0.52

Futures Contracts Sold
Energy	54	(155,953)	(0.21)
Grains	33	8,175	0.01
Interest Rates Non-U.S.	184	71,965	0.10

Total futures contracts sold		(75,813)	(0.10)

Unrealized Appreciation on Forward Contracts
Currencies	258,317,275	4,739,323	6.53
Metals	44	86,748	0.12

Total unrealized appreciation on forward contracts		4,826,071	6.65

Unrealized Depreciation on Forward Contracts
Currencies	135,223,005	(2,161,418)	(2.98)
Metals	47	(114,951)	(0.16)

Total unrealized depreciation on forward contracts		(2,276,369)	(3.14)

Options Owned
Currencies
Call	331,388,831	36,379	0.05
Put	7,806,910,428	362	0.00 *

Total options owned		36,741	0.05

Options Written
Currencies
Call	32,750,144,035	(24,793)	(0.03)
Put	1,537,785	(557)	(0.00)*

Total options written		(25,350)	(0.03)

Total fair value		$2,861,734	3.95%

*	Due to rounding.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

CMF Campbell Master Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Notional($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Interest Rates Non-U.S.	1,065	$600,131	0.47%
Interest Rates U.S.	129	(204,258)	(0.16)
Indices	41	44,667	0.04
Metals	1	3,250	0.00 *

Total futures contracts purchased		443,790	0.35

Futures Contracts Sold
Energy	20	(42,257)	(0.03)
Interest Rates Non-U.S.	174	(92,304)	(0.07)
Interest Rates U.S.	17	(987)	(0.00)*
Indices	193	(149,012)	(0.12)

Total futures contracts sold		(284,560)	(0.22)

Unrealized Appreciation on Open Forward Contracts
Currencies	99,409,075	3,229,485	2.53
Metals	2	5,333	0.00 *

Total unrealized appreciation on open forward contracts		3,234,818	2.53

Unrealized Depreciation on Open Forward Contracts
Currencies	88,487,957	(2,741,087)	(2.15)
Metals	31	(96,188)	(0.08)

Total unrealized depreciation on open forward contracts		(2,837,275)	(2.23)

Options Owned
Currencies
Calls	18,199,906,162	(2,055)	(0.00)*
Puts	3,116,570	22,359	0.02

Total options owned		20,304	0.02

Options Written
Currencies
Calls	13,554,290	(5,765)	(0.00)*
Puts	62,971,974,893	(76,859)	(0.06)

Total options written		(82,624)	(0.06)

Total fair value		$494,453	0.39%

*	Due to rounding.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$258,641	$6,387,938	$(4,873,481)	$10,147,122
Change in net unrealized gains (losses) on open contracts	2,831,207	(11,174,854)	2,262,189	(2,711,116)

Gain (loss) from trading, net	3,089,848	(4,786,916)	(2,611,292)	7,436,006
Interest income	16,320	466,580	60,078	1,853,455

Total income (loss)	3,106,168	(4,320,336)	(2,551,214)	9,289,461

Expenses:
Clearing fees	19,963	27,956	48,121	100,269
Professional fees	7,837	8,379	28,810	25,761

Total expenses	27,800	36,335	76,931	126,030

Net income (loss)	3,078,368	(4,356,671)	(2,628,145)	9,163,431
Additions — Limited Partners	212,000	2,002,000	2,181,000	6,647,000
Redemptions — Limited Partners	(10,771,724)	(31,406,172)	(54,434,556)	(83,465,321)
Distribution of interest income to feeder funds	(16,320)	(466,580)	(60,078)	(1,853,455)

Net increase (decrease) in Partners’ Capital	(7,497,676)	(34,227,423)	(54,941,779)	(69,508,345)
Partners’ Capital, beginning of period	80,030,859	181,415,278	127,474,962	216,696,200

Partners’ Capital, end of period	$72,533,183	$147,187,855	$72,533,183	$147,187,855

Net Asset Value per Redeemable Unit (65,191.0739 and 129,411.7530 Units outstanding at September 30, 2009 and 2008, respectively)	$1,112.62	$1,137.36	$1,112.62	$1,137.36

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$47.10	$(32.44)	$(19.54)	$52.92

Weighted average units outstanding	72,549.5908	143,523.8090	90,602.3699	169,578.6814

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) allocated from Master*	$36.68	$(75.05)	$(96.77)	$(17.98)
Interest income allocated from Master	0.30	4.76	0.93	15.86
Expenses **	(7.74)	(8.73)	(24.86)	(25.67)

Increase (decrease) for the period	29.24	(79.02)	(120.70)	(27.79)
Net Asset Value per Redeemable Unit, beginning of period	1,355.64	1,624.68	1,505.58	1,573.45

Net Asset Value per Redeemable Unit, end of period	$1,384.88	$1,545.66	$1,384.88	$1,545.66

*	Includes Partnership brokerage commissions and expenses allocated from the Master.

**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(9.0)%	(7.7)%	(9.0)%	(7.6)%

Operating expenses	9.1%	8.9%	9.1%	9.1%
Incentive fees	—%	—%	—%	—%

Total expenses	9.1%	8.9%	9.1%	9.1%

Total return:
Total return before incentive fees	2.2%	(4.9)%	(8.0)%	(1.8)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	2.2%	(4.9)%	(8.0)%	(1.8)%

***	Annualized (other than incentive fee).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009		2008
Net realized and unrealized gains (losses)*	$46.99	$(35.84)	$(19.91)		$41.79
Interest income	0.23	3.46	0.71		11.29
Expenses **	(0.12)	(0.06)	(0.34)		(0.16)

Increase (decrease) for the period	47.10	(32.44)	(19.54)		52.92
Distribution of interest income to feeder funds	(0.23)	(3.46)	(0.71)		(11.29)
Net Asset Value per Redeemable Unit, beginning of period	1,065.75	1,173.26	1,132.87		1,095.73

Net Asset value per Redeemable Unit, end of period	$1,112.62	$1,137.36	$1,112.62		$1,137.36

* Includes clearing fees.

** Excludes clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009		2008
Ratios to Average Net Assets:***
Net investment income (loss)****	(0.1)%	1.1%	0.0	%*****	1.3%

Operating expenses	0.1%	0.1%	0.1%		0.1%

Total return	4.4%	(2.8)%	(1.7)%		4.8%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward positions. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2009 and December 31, 2008, based on a monthly calculation, were $205,616 and ($628,085), respectively. The fair values of these commodity interests, including options written thereon, if applicable, at September 30, 2009 and December 31, 2008, were $2,861,734 and $494,453, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815-10 Derivatives and Hedging (formerly, FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures, forward, and option contracts as separate assets and liabilities.

	September 30, 2009		September 30, 2009		September 30, 2009
Assets		Assets		Assets
Futures Contracts		Forward Contracts		Options Owned
Energy	$8,538	Currencies	$4,739,323	Currencies	$36,741

Grains	25,963	Metals	86,748

Interest Rates Non-U.S.	273,683
Interest Rates U.S.	121,764
Indices	181,851
Metals	72,205
Softs	170

Total unrealized appreciation on open futures contracts	$684,174	Total unrealized appreciation on open forward contracts	$4,826,071	Total options owned	$36,741	***

Liabilities		Liabilities		Liabilities
Futures Contracts		Forward Contracts		Options Written
Energy	$(164,491)	Currencies	$(2,161,418)	Currencies	$(25,350)

Grains	(17,788)	Metals	(114,951)

Interest Rates Non-U.S.	(34,113)
Interest Rates U.S.	(2,094)

Indices	(142,912)
Metals	(22,130)
Softs	(5)

Total unrealized depreciation on open futures contracts	$(383,533)	Total unrealized depreciation on open forward contracts	$(2,276,369)	Total options written	$(25,350	)****

Net unrealized appreciation on open futures contracts	$300,641 *	Net unrealized appreciation on open forward contracts	$2,549,702 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

***	This amount is included in “options owned, at fair value” on the Statements of Financial Condition.

****	This amount is included in “options written, at fair value” on the Statements of Financial Condition.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$2,299,932	$1,470,394
Energy	(871,574)	(662,653)
Grains	84,963	84,963
Indices	1,486,707	(1,475,502)
Interest Rates U.S.	(227,827)	364,535
Interest Rates Non-U.S.	(340,758)	(2,088,282)
Metals	834,259	(128,893)
Softs	(175,854)	(175,854)

Total	$3,089,848	$(2,611,292)

4.	Fair Value Measurements:

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.
     Fair Value Measurements. The Partnership adopted ASC 820-10 Fair Value Measurements and Disclosures (formerly, FAS No.157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2009 and December 31, 2008, the Partnership did not hold any derivative instruments that are based unadjusted on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$60,050,228	$—	$60,050,228	$—

Total fair value	$60,050,228	$—	$60,050,228	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$91,152,448	$—	$91,152,448	$—

Total fair value	$91,152,448	$—	$91,152,448	$—

     Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Fair Value Measurements. The Master adopted ASC 820-10 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)
assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2009 and December 31, 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$300,641	$300,641	$—	$—
Forwards	2,577,905	—	2,577,905	—
Options owned	36,741	—	36,741	—

Total assets	2,915,287	300,641	2,614,646	—

Liabilities
Forwards	$28,203	$28,203	$—	$—
Options written	25,350	—	25,350	—

Total liabilities	53,553	28,203	25,350	—

Total fair value	$2,861,734	$272,438	$2,589,296	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$159,230	$159,230	$—	$—
Forwards	488,398	—	488,398	—
Options owned	20,304	—	20,304	—

Total assets	667,932	159,230	508,702	—

Liabilities
Forwards	$90,855	$90,855	$—	$—
Options written	82,624	—	82,624	—

Total liabilities	173,479	90,855	82,624	—

Total fair value	$494,453	$68,375	$426,078	$—

5.	Financial Instrument Risks:
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

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
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

As both a buyer and seller of options, the Partnership/Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Master does not consider these contracts to be guarantees as described in ASC 460-10 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership capital decreased 35.6% from $85,654,503 to $55,126,233. This decrease was attributable to a net loss from operations of $6,220,972 coupled with the redemption of 18,496.5641 Redeemable Units of Limited Partnership Interest totaling $26,340,714 and the redemption of 105.2219 of General Partner Unit equivalents totaling $147,584, which was partially offset by the additional sales of 1,515.9800 Redeemable Units of Limited Partnership Interest totaling $2,181,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2009, the Master’s capital decreased 43.1% from $127,474,962 to $72,533,183. This decrease was attributable to a net loss from operations of $2,628,145 coupled with the redemption of 49,297.1815 Redeemable Units of Limited Partnership Interest totaling $54,434,556, which was partially offset by the additional sales of 1,964.8064 Redeemable Units of Limited Partnership Interest totaling $2,181,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.

Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.
     Fair Value Measurements. The Partnership adopted ASC 820-10 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the period ended September 30, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended September 30, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States— 2005.

Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of ASC 820-10-65 had no effect on the Partnership’s Financial Statements.

Subsequent Events. In 2009, the Partnership adopted ASC 855-10 Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s third quarter of 2009 the Net Asset Value per Redeemable Unit increased 2.2% from $1,355.64 to $1,384.88 as compared to a decrease of 4.9% in the third quarter of 2008. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2009 of $2,555,113. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, metals and indices and were partially offset by losses in energy, U.S. and non-U.S. interest rates, and softs. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2008 of $3,429,228. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, and non-U.S. interest rates, and were partially offset by gains in U.S. interest rates, metals and indices.

     The third quarter of 2009 presented a challenging trading environment with mixed technical signals across the markets. While the broad trends indicated that most economies and markets were recovering, some trends were not well established to be profitable. The Partnership was profitable in currencies, metals and stock indices while losses were captured in energy and interest rates.

     In currencies, strong gains were registered from trading the Australian dollar, Canadian dollar, Euro and some emerging market currencies. In metals, most industrial and precious metals established firm bullish trends that began in early 2009. The Partnership capitalized on these trends and registered strong gains. Stock indices continued the bullish trends established earlier in the year and remained profitable.

     In the energy sector, losses were captured as the markets remained in contango. Natural gas demonstrated a strong bearish trend but the trend seemed to be reversing late in the quarter. Crude oil and heating oil remained mostly trend-less and volatile, thus contributing to losses. In interest rates, the Partnership registered losses in both U.S. and non-U.S. interest rates, as the rates remained heavily volatile and non-directional. The Partnership was modestly profitable in the shorter-term maturity bonds which tend to be more heavily influenced by government monetary policies. Central reserve banks of most developed economies seemed to be in a dilemma, balancing the future inflationary expectations with the current fragile condition of the economies.

During the Partnership’s nine months ended September 30, 2009 the Net Asset Value per Redeemable Unit decreased 8.0% from $1,505.58 to $1,384.88 as compared to a decrease of 1.8% for the nine months ended September 30, 2008. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2009 of $1,573,183. Losses were primarily attributable to the Master’s trading of commodity futures in energy, non-U.S. interest rates, softs and indices and were partially offset by gains in currencies, grains, U.S. interest rates, and metals. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2008 of $5,719,666. Gains were primarily attributable to the Master’s trading of commodity futures in energy, U.S. interest rates, metals and indices and were partially offset by losses in currencies and non-U.S. interest rates.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and nine months ended September 30, 2009 decreased by $321,373 and $1,297,430, respectively, as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2009 decreased by $799,955 and $2,972,005, respectively, as compared to the corresponding periods in 2008. The decrease in brokerage and fees is due to a decrease in average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2009 decreased by $244,871 and $909,735, respectively, as compared to the corresponding periods in 2008. The decrease in management fees is due to a decrease in average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2009 and 2008. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2009, and the highest, lowest and average values during the three months ended September 30, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
As of September 30, 2009, the Master’s total capitalization was $72,533,183 and the Partnership owned approximately 82.8% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,410,861	3.32%	$3,560,326	$1,365,144	$2,277,127
Energy	280,538	0.39%	483,280	120,600	287,212
Grains	73,980	0.10%	162,540	20,520	94,638
Interest Rates U.S.	518,603	0.72%	665,550	38,743	446,840
Interest Rates Non-U.S.	1,961,713	2.71%	2,054,733	620,517	1,188,182
Metals	638,982	0.88%	1,109,145	193,929	483,517
Softs	6,300	0.01%	145,740	2,100	61,222
Indices	2,947,078	4.06%	3,340,257	1,088,241	1,846,673

Total	$8,838,055	12.19%

*     Average of Month-end Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Subprime Mortgage-Related Litigation

On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.

On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.

On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.

On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.
Auction Rate Securities-Related Litigation and Other Matters

On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.

On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.

On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.
Other Matters

On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..
Adelphia Communications Corporation

Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.
IPO Securities Litigation

In October 2009, the District Court entered an order granting final approval of the settlement.
Other Matters

Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action — Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al. — in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.  Risk Factors

The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commission (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership and the Master may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership and the Master by increasing transaction costs to liquidate positions and foregoing potential profits.
Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership and the Master by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership and the Master; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership and the Master) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2009, there were additional sales of 156.9955 Redeemable Units totaling $212,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2009 - July 31, 2009	261.4059	$1,350.12	N/A	N/A
August 1, 2009 - August 31, 2009	3,164.7288	$1,336.21	N/A	N/A
September 1, 2009 - September 30, 2009	3,264.0526	$1,384.88	N/A	N/A
	6,690.1873	$1,360.50

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed herein)

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed herein).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Partnership Agreement, dated April 1, 2001 (filed as Exhibit 3.6 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed herein).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement among the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed herein).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2008, dated June 5, 2008 (filed as Exhibit 10.15 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

16.1	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 24, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci President and Director

Date: November 16, 2009

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 16, 2009