Form 10-Q
period 2010-03-31
POTOMAC FUTURES FUND LP
filed 2010-05-17
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes    No X

As of April 30, 2010, 34,419.2970 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited)	5 - 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26 – 27

Item 4.	Controls and Procedures	28

PART II - Other Information		29 – 32

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets:
Investment in Master, at fair value	$47,382,264	$52,227,304
Cash	120,068	105,370

Total assets	$47,502,332	$52,332,674

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$257,304	$283,469
Management fees	78,568	86,598
Other	104,085	90,507
Redemptions payable	1,363,204	1,730,773

Total liabilities	1,803,161	2,191,347

Partners’ Capital:
General Partner, 624.1683 Unit equivalents outstanding at March 31, 2010 and December 31, 2009	802,343	839,974
Limited Partners, 34,926.7606 and 36,634.7661 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	44,896,828	49,301,353

Total partners’ capital	45,699,171	50,141,327

Total liabilities and partners’ capital	$47,502,332	$52,332,674

Net Asset Value per Unit	$1,285.46	$1,345.75

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$(3,039,275)	$1,060,255
Change in net unrealized gains (losses) on open contracts allocated from Master	1,858,685	(777,287)
Interest income allocated from Master	5,768	17,189
Expenses allocated from Master	(37,371)	(18,643)

Total income (loss)	(1,212,193)	281,514

Expenses:
Brokerage fees	766,568	1,312,391
Management fees	234,084	401,127
Other	55,477	65,130

Total expenses	1,056,129	1,778,648

Net income (loss)	(2,268,322)	(1,497,134)
Additions — Limited Partners	105,000	520,000
Redemptions — Limited Partners	(2,278,834)	(11,483,236)

Net increase (decrease) in partners’ capital	(4,442,156)	(12,460,370)
Partners’ Capital, beginning of period	50,141,327	85,654,503

Partners’ Capital, end of period	$45,699,171	$73,194,133

Net Asset Value per Unit (35,550.9289 and 49,588.0206 Units outstanding at March 31, 2010 and 2009, respectively)	$1,285.46	$1,476.04

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(60.29)	$(29.54)

Weighted average units outstanding	36,945.2836	53,441.2865

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

1.	General:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (”Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2010.

As of March 31, 2010 and December 31, 2009, the Partnership owned approximately 92.0% and 83.5%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009, and the results of its operations for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedule of Investments as of March 31, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$43,030,189	$57,797,715
Cash margin	7,244,737	5,501,376
Net unrealized appreciation on open futures contracts	849,406	—
Net unrealized appreciation on open forward contracts	349,514	—
Options owned, at fair value (cost $72,576 and $96,122 at March 31, 2010 and December 31, 2009, respectively)	62,323	94,039

Total assets	$51,536,169	$63,393,130

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$366,940
Net unrealized depreciation on open forward contracts	—	431,591
Options written, at fair value (premium $31,350 and $34,361 at March 31, 2010 and December 31, 2009, respectively)	26,946	35,406
Accrued expenses:
Professional fees	11,058	33,530

Total liabilities	38,004	867,467

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at March 31, 2010 and December 31, 2009	—	—
Limited Partners’, 47,688.8913 and 56,557.8676 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	51,498,165	62,525,663

Total liabilities and partners’ capital	$51,536,169	$63,393,130

Net Asset Value per Redeemable Unit	$1,079.88	$1,105.52

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Notional ($)/ Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	101	$198,229	0.39%
Grains	21	(14,302)	(0.03)
Interest Rates Non-U.S.	971	131,109	0.26
Interest Rates U.S.	450	(151,441)	(0.29)
Indices	612	403,310	0.78
Livestock	34	17,580	0.03
Metals	22	39,820	0.08
Softs	8	(3,180)	(0.01)

Total futures contracts purchased		621,125	1.21

Futures Contracts Sold
Energy	9	28,170	0.06
Grains	115	107,500	0.21
Interest Rates Non-U.S.	414	104,784	0.20
Indices	2	(7,895)	(0.02)
Softs	12	(4,278)	(0.01)

Total futures contracts sold		228,281	0.44

Unrealized Appreciation on Forward Contracts
Currencies	$146,331,646	1,698,559	3.30
Metals	47	358,475	0.70

Total unrealized appreciation on forward contracts		2,057,034	4.00

Unrealized Depreciation on Forward Contracts
Currencies	$132,588,595	(1,606,676)	(3.12)
Metals	20	(100,844)	(0.20)

Total unrealized depreciation on forward contracts		(1,707,520)	(3.32)

Options Owned
Currencies
Calls	$4,141,363,503	58,583	0.11
Puts	$327,095,393	3,740	0.01

Total options owned		62,323	0.12

Options Written
Currencies
Calls	$3,121,165,059	(23,016)	(0.04)
Puts	$42,029,853,468	(3,930)	(0.01)

Total options written		(26,946)	(0.05)

Total fair value		$1,234,297	2.40%

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

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

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(3,557,353)	$1,537,936
Change in net unrealized gains (losses) on open contracts	1,994,729	(1,147,857)

Gain (loss) from trading, net	(1,562,624)	390,079
Interest income	6,486	24,796

Total income (loss)	(1,556,138)	414,875

Expenses:
Clearing fees	31,142	15,589
Professional fees	11,528	11,238

Total expenses	42,670	26,827

Net income (loss)	(1,598,808)	388,048
Additions — Limited Partners	105,000	520,000
Redemptions — Limited Partners	(9,527,204)	(18,841,676)
Distribution of interest income to feeder funds	(6,486)	(24,796)

Net increase (decrease) in Partners’ Capital	(11,027,498)	(17,958,424)
Partners’ Capital, beginning of period	62,525,663	127,474,962

Partners’ Capital, end of period	$51,498,165	$109,516,538

Net Asset Value per Redeemable Unit (47,688.8913 and 96,468.4496 Units outstanding at March 31, 2010 and 2009, respectively)	$1,079.88	$1,135.26

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$(25.51)	$2.64

Weighted average units outstanding	54,543.8885	106,758.7725

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses) allocated from Master*	$(52.34)	$(20.99)
Interest income allocated from Master	0.16	0.34
Expenses **	(8.11)	(8.89)

Increase (decrease) for the period	(60.29)	(29.54)
Net Asset Value per Redeemable Unit, beginning of period	1,345.75	1,505.58

Net Asset Value per Redeemable Unit, end of period	$1,285.46	$1,476.04

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended
	March 31,
	2010	2009

Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(9.4)%	(9.2)%

Operating expenses	9.4%	9.3%
Incentive fees	—%	—%

Total expenses	9.4%	9.3%

Total return:
Total return before incentive fees	(4.5)%	(2.0)%
Incentive fees	—%	—%

Total return after incentive fees	(4.5)%	(2.0)%

***	Annualized (other than incentive fee).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses)*	$(25.41)	$2.49
Interest income	0.13	0.25
Expenses **	(0.23)	(0.10)

Increase (decrease) for the period	(25.51)	2.64
Distribution of interest income to feeder funds	(0.13)	(0.25)
Net Asset Value per Redeemable Unit, beginning of period	1,105.52	1,132.87

Net Asset value per Redeemable Unit, end of period	$1,079.88	$1,135.26

* Includes clearing fees.

** Excludes clearing fees.

	Three Months Ended
	March 31,
	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss)****	(0.3)%	0.0	%*****

Operating expenses	0.3%	0.1%

Total return	(2.3)%	0.2%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding.
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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, has been met.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Master adopted ASC 815, Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Changes in Partners’ Capital. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 2,241 and 2,281, respectively. The average number of metal forward contracts traded for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 107 and 65, respectively. The average notional values of currency forward contracts for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were $524,237,787 and $346,016,855, respectively. The average notional values of currency option contracts for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were $49,778,808,104 and $99,599,116,165, respectively. The following tables indicate the fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

Assets	March 31, 2010

Futures Contracts
Energy	$226,399
Grains	107,867
Interest Rates Non-U.S.	353,708
Interest Rates U.S.	4,991
Indices	445,258
Livestock	18,900
Metals	39,820
Softs	5,499

Total unrealized appreciation on open futures contracts	$1,202,442

Liabilities
Futures Contracts
Grains	$(14,669)
Interest Rates Non-U.S.	(117,815)
Interest Rates U.S.	(156,432)
Indices	(49,843)
Livestock	(1,320)
Softs	(12,957)

Total unrealized depreciation on open futures contracts	$(353,036)

Net unrealized appreciation on open futures contracts	$849,406 *

Assets
Forward Contracts
Currencies	$1,698,559
Metals	358,475

Total unrealized appreciation on open forward contracts	$2,057,034

Liabilities

Forward Contracts
Currencies	$(1,606,676)
Metals	(100,844)

Total unrealized depreciation on open forward contracts	$(1,707,520)

Net unrealized appreciation on open forward contracts	$349,514 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Assets	March 31, 2010

Options Owned
Currencies	$62,323

Total options owned	$62,323	***

Liabilities
Options Written
Currencies	$(26,946)

Total options written	$(26,946	)****

*** This amount is in “Options owned, at fair value” on the Master’s Statements of Financial Condition.

**** This amount is in “Options written, at fair value” on the Master’s Statements of Financial Condition.

Assets	December 31, 2009

Futures Contracts
Energy	$28,837
Grains	5,075
Interest Rates Non-U.S.	76,641
Interest Rates U.S.	437
Indices	480,732
Metals	410
Softs	19,185

Total unrealized appreciation on open futures contracts	$611,317

Liabilities
Futures Contracts
Energy	$(4,924)
Interest Rates Non-U.S.	(332,897)
Interest Rates U.S.	(493,888)
Indices	(39,454)
Metals	(83,675)
Softs	(23,419)

Total unrealized depreciation on open futures contracts	$(978,257)

Net unrealized depreciation on open futures contracts	$(366,940	)*

Assets
Forward Contracts
Currencies	$2,033,847
Metals	285,660

Total unrealized appreciation on open forward contracts	$2,319,507

Liabilities	December 31, 2009

Forward Contracts
Currencies	$(2,642,315)
Metals	(108,783)

Total unrealized depreciation on open forward contracts	$(2,751,098)

Net unrealized depreciation on open forward contracts	$(431,591	)**

* This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.

** This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Assets	December 31, 2009

Options Owned
Currencies	$94,039

Total options owned	$94,039	***

Liabilities
Options Written
Currencies	$(35,406)

Total options written	$(35,406	)****

***	This amount is in “Options owned, at fair value” on the Master’s Statements of Financial Condition.

****	This amount is in “Options written, at fair value” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2010 and 2009.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading
Currencies	$(336,483)		$455,504
Energy	(519,788)		(37,109)
Grains	29,711		—
Indices	(1,232,613)		(757,492)
Interest Rates U.S.	501,539		137,452
Interest Rates Non-U.S.	536,561		1,163,336
Livestock	18,480		—
Metals	(512,210)		(571,612)
Softs	(47,821)		—

Total	$(1,562,624	)*****	$390,079	*****

*****	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

Partnership’s Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
     Partnership’s Fair Value Measurements. The Partnership adopted ASC 820 Fair Value Measurements and Disclosures as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
In 2009, the Partnership adopted amendments to ASC 820 which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$47,382,264	$—	$47,382,264	$—

Total fair value	$47,382,264	$—	$47,382,264	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$52,227,304	$—	$52,227,304	$—

Total fair value	$52,227,304	$—	$52,227,304	$—

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
     Master’s Fair Value Measurements. The Master adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$849,406	$849,406	$—	$—
Forwards	349,514	257,631	91,883	—
Options owned	62,323	—	62,323	—

Total assets	1,261,243	1,107,037	154,206	—

Liabilities
Options written	$26,946	$—	$26,946	$—

Total liabilites	26,946	—	26,946	—

Total fair value	$1,234,297	$1,107,037	$127,260	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Forwards	$176,877	$176,877	$—	$—
Options owned	94,039	—	94,039	—

Total assets	270,916	176,877	94,039	—

Liabilities
Futures	$366,940	$366,940	$—	$—
Forwards	608,468	—	608,468	—
Options written	35,406	—	35,406	—

Total liabilites	1,010,814	366,940	643,874	—

Total fair value	$(739,898)	$(190,063)	$(549,835)	$—

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

5.	Financial Instrument Risks:
     In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460, Guarantees.

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

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

6.  Critical Accounting Policies

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

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
      Partnership’s and the Master’s Fair Value Measurements. The Partnership and the Master adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

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

In 2007, the Partnership adopted ASC 740, Income Taxes, which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States— 2006.

Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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

Net Income (Loss) per Redeemable Unit.  Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Partnership capital decreased 8.9% from $50,141,327 to $45,699,171. This decrease was attributable to a net loss from operations of $2,268,322 coupled with the redemption of 1,790.1408 Redeemable Units of Limited Partnership Interest totaling $2,278,834, which was partially offset by the additional sales of 82.1353 Redeemable Units totaling $105,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2010, the Master’s capital decreased 17.6% from $62,525,663 to $51,498,165. This decrease was attributable to a net loss from operations of $1,598,808 coupled with the redemption of 8,968.2370 redeemable units of Limited Partnership Interest totaling $9,527,204, which was partially offset by the additional sales of 99.2607 redeemable units of Limited Partnership Interest totaling $105,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
      Partnership’s and the Master’s Fair Value Measurements. The Partnership and the Master adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Results of Operations

During the Partnership’s first quarter of 2010, the Net Asset Value per Redeemable Unit decreased 4.5% from $1,345.75 to $1,285.46 as compared to a decrease of 2.0% in the first quarter of 2009. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2010 of $1,180,590. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, metals, softs and indices and were partially offset by gains in grains, U.S. and non-U.S. interest rates, and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2009 of $282,968. Gains were primarily attributable to the Master’s trading of commodity futures in U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, metals and indices.

The first quarter of 2010 began with uncertainty in the markets, primarily due to the sovereign debt crisis that seemed to engulf Greece and Dubai. These concerns were later alleviated, as governments and central banks strongly indicated their resolve to prevent such events from hampering the slow growth that seemed to emerge in most economies. The Partnership was profitable in grains and interest rates while losses were seen in currencies, energy, metals, agricultural softs and equity indices.

The Partnership was profitable in non-U.S. interest rates as the yields on German bonds declined due to flight to quality within the European region. In U.S. interest rates, gains were seen as the U.S. economy stabilized and the yield curve steepened. In grains, modest gains were seen as profits in wheat and corn were partially offset by losses in soybean complex.

In currencies, minor losses were recorded as gains in the Euro and Canadian Dollar were offset by losses in British Pounds. In the energy sector, the Partnership capitalized on the bearish trend in natural gas, however these gains were offset by losses in heating oil and crude oil which remained volatile and trend-less. In the agricultural softs, modest losses were seen as gains in sugar were offset by losses in cotton. In metals, precious metals contributed to losses as they remained volatile and range-bound. In equity indices, the strong bullish trend that emerged in 2009 was significantly interrupted by the sovereign debt crisis. This contributed to losses, primarily in the European equity indices.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three months ended March 31, 2010 decreased by $11,421 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2010 decreased by $545,823 as compared to the corresponding period in 2009. The decrease in brokerage fees is due to a decrease in average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2010 decreased by $167,043 as compared to the corresponding period in 2009. The decrease in management fees is due to a decrease in average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2010 and 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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

Market movements result in frequent changes in the fair market value of the Master’s open positions and, consequently, in their earnings and cash balances. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open positions and the liquidity of the markets in which they trade.

The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of their future results.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2010, and the highest, lowest and average values during the three months ended March 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of March 31, 2010, the Master’s total capitalization was $51,498,165 and the Partnership owned approximately 92.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of March 31, 2010 was as follows:

March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,468,601	2.85%	$2,368,529	$45,857	$1,275,554
Energy	398,700	0.77%	561,250	75,800	239,633
Grains	116,537	0.23%	116,537	12,500	75,437
Interest Rates U.S.	424,750	0.82%	889,400	168,160	442,640
Interest Rates Non-U.S.	1,405,492	2.73%	1,738,177	592,281	1,016,945
Livestock	29,950	0.06%	33,350	9,000	9,983
Metals	401,707	0.78%	624,202	69,732	348,648
Softs	33,572	0.07%	63,300	5,200	41,357
Indices	2,281,448	4.43%	3,100,712	463,480	1,289,904

Total	$6,560,757	12.74%

*     Average of Month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Credit Crisis Related Matters
Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2010, there were additional sales of 82.1353 Redeemable Units totaling $105,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2010 - January 31, 2010	378.0183	$1,249.78	N/A	N/A
February 1, 2010 - February 28, 2010	351.6429	$1,260.34	N/A	N/A
March 1, 2010 - March 31, 2010	1,060.4796	$1,285.46	N/A	N/A
	1,790.1408	$1,272.99

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.6 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement among the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2009, dated June 9, 2009 (filed as Exhibit 10.6(c) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci President and Director

Date: May 17, 2010

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 17, 2010