Form 10-Q
period 2010-06-30
POTOMAC FUTURES FUND LP
filed 2010-08-16
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-50735

POTOMAC FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3937275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
522 Fifth Avenue - 14th Floor
New York, New York 10036

(Address of principal executive offices) (Zip Code)

(212) 296-1999

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

Yes    No X

As of July 31, 2010, 28,804.9295 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited)	5 - 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26 – 27

Item 4.	Controls and Procedures	28

PART II - Other Information		29 – 32

Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets:
Investment in Master, at fair value	$42,250,556	$52,227,304
Cash	45,617	105,370

Total assets	$42,296,173	$52,332,674

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$229,104	$283,469
Management fees	70,068	86,598
Other	26,393	90,507
Redemptions payable	628,508	1,730,773

Total liabilities	954,073	2,191,347

Partners’ Capital:
General Partner, 337.4926 and 624.1683 unit equivalents outstanding at June 30, 2010 and December 31, 2009, respectively	427,330	839,974
Limited Partners, 32,313.3800 and 36,634.7661 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	40,914,770	49,301,353

Total partners’ capital	41,342,100	50,141,327

Total liabilities and partners’ capital	$42,296,173	$52,332,674

Net asset value per unit	$1,266.19	$1,345.75

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$1,448,377	$(5,121,812)	$(1,590,898)	$(4,061,557)
Change in net unrealized gains (losses) on open contracts allocated from Master	(1,040,508)	710,548	818,177	(66,739)
Interest income allocated from Master	11,030	14,132	16,798	31,321
Expenses allocated from Master	(58,635)	(16,832)	(96,006)	(35,475)

Total income (loss)	360,264	(4,413,964)	(851,929)	(4,132,450)

Expenses:
Brokerage fees	727,934	1,110,773	1,494,502	2,423,164
Management fees	222,567	339,445	456,651	740,572
Other	46,035	57,031	101,512	122,161

Total expenses	996,536	1,507,249	2,052,665	3,285,897

Net income (loss)	(636,272)	(5,921,213)	(2,904,594)	(7,418,347)
Additions — Limited Partners	209,000	1,449,000	314,000	1,969,000
Redemptions — Limited Partners	(3,554,799)	(5,755,486)	(5,833,633)	(17,238,722)
Redemptions — General Partner	(375,000)	(147,584)	(375,000)	(147,584)

Net increase (decrease) in partners’ capital	(4,357,071)	(10,375,283)	(8,799,227)	(22,835,653)
Partners’ Capital, beginning of period	45,699,171	73,194,133	50,141,327	85,654,503

Partners’ Capital, end of period	$41,342,100	$62,818,850	$41,342,100	$62,818,850

Net asset value per unit (32,650.8726 and 46,338.9505 units outstanding at June 30, 2010 and 2009, respectively)	$1,266.19	$1,355.64	$1,266.19	$1,355.64

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(19.27)	$(120.40)	$(79.56)	$(149.94)

Weighted average units outstanding	34,538.5154	48,978.2195	35,741.8995	51,209.7530

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2010.

As of June 30, 2010 and December 31, 2009, the Partnership owned approximately 92.8% and 83.5%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009, and the results of its operations for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. Actual results could differ from these estimates.

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

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedule of Investments as of June 30, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$39,682,030	$57,797,715
Cash margin	5,791,846	5,501,376
Net unrealized appreciation on open futures contracts	573,510	—
Options purchased, at fair value (cost $20,914 and $96,122 at June 30, 2010 and December 31, 2009, respectively)	21,391	94,039

Total assets	$46,068,777	$63,393,130

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$366,940
Net unrealized depreciation on open forward contracts	511,482	431,591
Options premiums received, at fair value (premium $38,936 and $34,361 at June 30, 2010 and December 31, 2009, respectively)	26,606	35,406
Accrued expenses:
Professional fees	16,937	33,530

Total liabilities	555,025	867,467

Partners’ Capital:
General Partner, 0.0000 unit equivalents at June 30, 2010 and December 31, 2009	—	—
Limited Partners, 41,853.2941 and 56,557.8676 units outstanding at June 30, 2010 and December 31, 2009, respectively	45,513,752	62,525,663

Total liabilities and partners’ capital	$46,068,777	$63,393,130

Net asset value per unit	$1,087.46	$1,105.52

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Notional ($)/ Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	39	$(149,953)	(0.33)%
Grains	29	(7,872)	(0.02)
Interest Rates Non-U.S.	1,535	831,285	1.83
Interest Rates U.S.	821	409,308	0.90
Indices	162	(577,298)	(1.27)
Metals	63	35,095	0.08
Softs	55	14,664	0.03

Total futures contracts purchased		555,229	1.22

Futures Contracts Sold
Energy	17	39,760	0.09
Grains	97	(43,627)	(0.09)
Interest Rates Non-U.S.	67	(29,864)	(0.07)
Indices	25	51,430	0.11
Metals	3	3,100	0.01
Livestock	32	540	0.00 *
Softs	15	(3,058)	(0.01)

Total futures contracts sold		18,281	0.04

Unrealized Appreciation on Forward Contracts
Currencies	$82,999,936	1,265,736	2.78
Metals	8	7,746	0.02

Total unrealized appreciation on forward contracts		1,273,482	2.80

Unrealized Depreciation on Forward Contracts
Currencies	$83,026,928	(1,756,240)	(3.86)
Metals	22	(28,724)	(0.06)

Total unrealized depreciation on forward contracts		(1,784,964)	(3.92)

Options Purchased
Currencies
Calls	$2,140,698	2,118	0.00 *
Puts	$1,851,717,277	19,273	0.04

Total options purchased		21,391	0.04

Options Premiums Received
Currencies
Calls	$25,400,087,432	(2,031)	(0.00)*
Puts	$3,280,289,478	(24,575)	(0.05)

Total options premiums received		(26,606)	(0.05)

Total fair value		$56,813	0.13%

* Due to rounding.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	36	$21,183	0.03%
Grains	3	2,325	0.00 *
Interest Rates Non-U.S.	446	(283,167)	(0.45)
Interest Rates U.S.	507	(493,888)	(0.79)
Indices	455	441,278	0.71
Metals	18	(83,265)	(0.13)
Softs	22	(4,234)	(0.00)*

Total futures contracts purchased		(399,768)	(0.63)

Futures Contracts Sold
Energy	1	2,730	0.00 *
Grains	9	2,750	0.00 *
Interest Rates Non-U.S.	136	26,911	0.04
Interest Rates U.S.	2	437	0.00 *

Total futures contracts sold		32,828	0.04

Unrealized Appreciation on Forward Contracts
Currencies	$135,784,768	2,033,847	3.25
Metals	37	285,660	0.46

Total unrealized appreciation on forward contracts		2,319,507	3.71

Unrealized Depreciation on Forward Contracts
Currencies	$154,270,721	(2,642,315)	(4.23)
Metals	17	(108,783)	(0.17)

Total unrealized depreciation on forward contracts		(2,751,098)	(4.40)

Options Purchased
Currencies
Calls	$2,499,064,517	49,773	0.08
Puts	$430,245,216	44,266	0.07

Total options purchased		94,039	0.15

Options Premiums Received
Currencies
Calls	$13,333,773	(26,438)	(0.04)
Puts	$43,764,467,517	(8,968)	(0.01)

Total premiums received		(35,406)	(0.05)

Total fair value		$(739,898)	(1.18)%

*	Due to rounding.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$1,566,062	$(6,670,059)	$(1,991,292)	$(5,132,123)
Change in net unrealized gains (losses) on open contracts	(1,118,236)	578,840	876,494	(569,017)

Gain (loss) from trading, net	447,826	(6,091,219)	(1,114,798)	(5,701,140)
Interest income	11,944	18,962	18,430	43,758

Total income (loss)	459,770	(6,072,257)	(1,096,368)	(5,657,382)

Expenses:
Clearing fees	25,803	12,569	56,945	28,158
Professional fees	37,694	9,735	49,222	20,973

Total expenses	63,497	22,304	106,167	49,131

Net income (loss)	396,273	(6,094,561)	(1,202,535)	(5,706,513)
Additions — Limited Partners	209,000	1,449,000	314,000	1,969,000
Redemptions — Limited Partners	(6,577,742)	(24,821,156)	(16,104,946)	(43,662,832)
Distribution of interest income to feeder funds	(11,944)	(18,962)	(18,430)	(43,758)

Net increase (decrease) in Partners’ Capital	(5,984,413)	(29,485,679)	(17,011,911)	(47,444,103)
Partners’ Capital, beginning of period	51,498,165	109,516,538	62,525,663	127,474,962

Partners’ Capital, end of period	$45,513,752	$80,030,859	$45,513,752	$80,030,859

Net asset value per unit (41,853.2941 and 75,093.4702 Units outstanding at June 30, 2010 and 2009, respectively)	$1,087.46	$1,065.75	$1,087.46	$1,065.75

Net income (loss) per Redeemable Unit	$7.85	$(69.28)	$(17.66)	$(66.64)

Weighted average units outstanding	46,143.5143	92,498.7463	50,343.7014	99,628.7594

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) allocated from Master*	$(10.82)	$(112.46)	$(63.16)	$(133.45)
Interest income allocated from Master	0.32	0.29	0.48	0.63
Expenses **	(8.77)	(8.23)	(16.88)	(17.12)

Increase (decrease) for the period	(19.27)	(120.40)	(79.56)	(149.94)
Net asset value per Redeemable Unit, beginning of period	1,285.46	1,476.04	1,345.75	1,505.58

Net asset value per Redeemable Unit, end of period	$1,266.19	$1,355.64	$1,266.19	$1,355.64

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(9.6)%	(9.0)%	(9.5)%	(9.1)%

Operating expenses	9.7%	9.0%	9.6%	9.2%
Incentive fees	—%	—%	—%	—%

Total expenses	9.7%	9.0%	9.6%	9.2%

Total return:
Total return before incentive fees	(1.5)%	(8.2)%	(5.9)%	(10.0)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(1.5)%	(8.2)%	(5.9)%	(10.0)%

***	Annualized (other than incentive fee).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
Net realized and unrealized gains (losses)*	$8.42	$(69.39)		$(16.99)	$(66.90)
Interest income	0.27	0.23		0.40	0.48
Expenses **	(0.84)	(0.12)		(1.07)	(0.22)

Increase (decrease) for the period	7.85	(69.28)		(17.66)	(66.64)
Distribution of interest income to feeder funds	(0.27)	(0.23)		(0.40)	(0.48)
Net asset value per unit, beginning of period	1,079.88	1,135.26		1,105.52	1,132.87

Net asset value per unit, end of period	$1,087.46	$1,065.75		$1,087.46	$1,065.75

* Includes clearing fees.

** Excludes clearing fees.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
Ratios to Average Net Assets:***
Net investment (loss)****	(0.4)%	0.0	%*****	(0.3)%	0.0	%*****

Operating expenses	0.5%	0.1%		0.4%	0.1%

Total return	0.7%	(6.1)%		(1.6)%	(5.9)%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

The Master adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Changes in Partners’ Capital. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the three months ended June 30, 2010 and 2009 based on a monthly calculation, were 2,589 and 2,062, respectively. The average number of futures contracts traded for the six months ended June 30, 2010 and 2009 based on a monthly calculation, were 2,415 and 2,171, respectively. The average number of metal forward contracts traded for the three months ended June 30, 2010 and 2009 based on a monthly calculation, were 93 and 118, respectively. The average number of metal forward contracts traded for the six months ended June 30, 2010 and 2009 based on a monthly calculation, were 100 and 92, respectively. The average notional values of currency forward contracts for the three months ended June 30, 2010 and 2009 based on a monthly calculation, were $458,516,004 and $674,154,819, respectively. The average notional values of currency forward contracts for the six months ended June 30, 2010 and 2009 based on a monthly calculation, were $491,376,896 and $510,085,837, respectively. The average notional values of currency option contracts for the three months ended June 30, 2010 and 2009 based on a monthly calculation, were $45,224,745,459 and $108,800,072,715, respectively. The average notional values of currency option contracts for the six months ended June 30, 2010 and 2009 based on a monthly calculation, were $47,501,776,781 and $104,199,594,440, respectively. The following tables indicate the fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

Assets	June 30, 2010

Futures Contracts
Energy	$39,760
Grains	19,390
Interest Rates Non-U.S.	887,121
Interest Rates U.S.	409,439
Indices	51,655
Livestock	8,830
Metals	74,520
Softs	31,772

Total unrealized appreciation on open futures contracts	$1,522,487

Liabilities
Futures Contracts
Energy	$(149,953)
Grains	(70,889)
Interest Rates Non-U.S.	(85,700)
Interest Rates U.S.	(131)
Indices	(577,523)
Livestock	(8,290)
Metals	(36,325)
Softs	(20,166)

Total unrealized depreciation on open futures contracts	$(948,977)

Net unrealized appreciation on open futures contracts	$573,510 *

Assets
Forward Contracts
Currencies	$1,265,736
Metals	7,746

Total unrealized appreciation on open forward contracts	$1,273,482

Liabilities
Forward Contracts
Currencies	$(1,756,240)
Metals	(28,724)

Total unrealized depreciation on open forward contracts	$(1,784,964)

Net unrealized depreciation on open forward contracts	$(511,482)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Assets	June 30, 2010

Options Purchased
Currencies	$21,391

Total options purchased	$21,391	***

Liabilities
Options Premiums Received
Currencies	$(26,606)

Total options premiums received	$(26,606	)****

*** This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

**** This amount is in “Options premiums received, at fair value” on the Master’s Statements of Financial Condition.

Assets	December 31, 2009

Futures Contracts
Energy	$28,837
Grains	5,075
Interest Rates Non-U.S.	76,641
Interest Rates U.S.	437
Indices	480,732
Metals	410
Softs	19,185

Total unrealized appreciation on open futures contracts	$611,317

Liabilities
Futures Contracts
Energy	$(4,924)
Interest Rates Non-U.S.	(332,897)
Interest Rates U.S.	(493,888)
Indices	(39,454)
Metals	(83,675)
Softs	(23,419)

Total unrealized depreciation on open futures contracts	$(978,257)

Net unrealized depreciation on open futures contracts	$(366,940	)*

Assets
Forward Contracts
Currencies	$2,033,847
Metals	285,660

Total unrealized appreciation on open forward contracts	$2,319,507

Liabilities

Forward Contracts
Currencies	$(2,642,315)
Metals	(108,783)

Total unrealized depreciation on open forward contracts	$(2,751,098)

Net unrealized depreciation on open forward contracts	$(431,591	)**

* This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.

** This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Assets	December 31, 2009

Options Purchased
Currencies	$94,039

Total options purchased	$94,039	***

Liabilities
Options Premiums Received
Currencies	$(35,406)

Total options premiums received	$(35,406	)****

***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

****	This amount is in “Options premiums received, at fair value” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Three Months Ended		Six months ended		Six months ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading
Currencies	$(4,970)		$(1,285,041)		$(341,452)		$(829,537)
Energy	(1,462,749)		246,030		(1,982,537)		208,920
Grains	29,451		—		59,161		—
Indices	(2,104,658)		(2,204,717)		(3,337,271)		(2,962,209)
Interest Rates U.S.	1,159,350		454,909		1,660,889		592,362
Interest Rates Non-U.S.	3,185,698		(2,910,860)		3,722,259		(1,747,524)
Livestock	(33,480)		—		(15,000)		—
Metals	(251,837)		(391,540)		(764,047)		(963,152)
Softs	(68,979)		—		(116,800)		—

Total	$447,826	*****	$(6,091,219	)*****	$(1,114,798	)*****	$(5,701,140	)*****

*****	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

Partnership’s Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
     Partnership’s Fair Value Measurements. The Partnership adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
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
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$42,250,556	$—	$42,250,556	$—

Total fair value	$42,250,556	$—	$42,250,556	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$52,227,304	$—	$52,227,304	$—

Total fair value	$52,227,304	$—	$52,227,304	$—

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
June 30, 2010
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
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$573,510	$573,510	$—	$—
Options purchased	21,391	—	21,391	—

Total assets	594,901	573,510	21,391	—

Liabilities
Forwards	$511,482	$20,978	$490,504	$—
Options premiums received	26,606	—	26,606	—

Total liabilites	538,088	20,978	517,110	—

Total fair value	$56,813	$552,532	$(495,719)	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Forwards	$176,877	$176,877	$—	$—
Options purchased	94,039	—	94,039	—

Total assets	270,916	176,877	94,039	—

Liabilities
Futures	$366,940	$366,940	$—	$—
Forwards	608,468	—	608,468	—
Options premiums received	35,406	—	35,406	—

Total liabilites	1,010,814	366,940	643,874	—

Total fair value	$(739,898)	$(190,063)	$(549,835)	$—

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
June 30, 2010
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
      Partnership’s and the Master’s Fair Value Measurements. The Partnership and the Master adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States— 2006.

Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

Net Income (Loss) per Redeemable Unit.  Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2010, Partnership capital decreased 17.5% from $50,141,327 to $41,342,100. This decrease was attributable to a net loss from operations of $2,904,594 coupled with the redemption of 4,564.0996 Redeemable Units totaling $5,833,633 and the redemption of 286.6757 of General Partner units equivalents totaling $375,000, which was partially offset by the additional sales of 242.7135 Redeemable Units totaling $314,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2010, the Master’s capital decreased 27.2% from $62,525,663 to $45,513,752. This decrease was attributable to a net loss from operations of $1,202,535 coupled with the redemption of 14,993.0668 units totaling $16,104,946, which was partially offset by the additional sales of 288.4933 units totaling $314,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations

     During the Partnership’s second quarter of 2010, the net asset value per Redeemable Unit decreased 1.5% from $1,285.46 to $1,266.19 as compared to a decrease of 8.2% in the second quarter of 2009. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2010 of $407,869. Gains were primarily attributable to the Master’s trading of commodity futures in grains, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, livestock, metals, softs and indices. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2009 of $4,411,264. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in energy and U.S. interest rates.
     Equity markets sold off sharply during the second quarter of 2010, as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. Profits earned in interest rates and grains were offset by losses recorded in currencies, energy, agricultural softs, metals and equity indices.
     The Partnership was profitable in U.S. and non-U.S. interest rates, as the flight to quality caused the yields on treasury notes to decrease. Both the U.S. Treasuries and the German Government Bonds were perceived as temporary safe havens compared to other assets. In grains, the Partnership registered gains mainly from the soybean complex and corn.
     In currencies, Euro sharply fell compared to the U.S. Dollar in response to the falling confidence in the integrity of the European Union due to the debt levels of Greece and other countries. The Partnership recorded losses mainly from currencies of the materials exporting countries such as Canada and Australia although some of these losses were offset by gains from trading Euro. In the energy sector, losses were recorded mostly in crude oil, and refined products. As the cost of risk increased due to the sovereign debt crisis, the prices for crude oil fell. In the metals sector, while precious metals contributed to some modest gains, these were offset by losses recorded in the industrial metals, which sold off in conjunction with the correction in equity markets. In the equity indices, the Partnership recorded losses as the equity markets sold off on concerns over the sovereign debt crisis brewing in the European Union.
     During the Partnership’s six months ended June 30, 2010 the net asset value per Redeemable Unit decreased 5.9% from $1,345.75 to $1,266.19 as compared to a decrease of 10.0% for the six months ended June 30, 2009. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2010 of $772,721. Losses were primarily attributable to the trading of commodity futures in currencies, energy, livestock, metals, softs and indices and were partially offset by gains in grains, U.S. and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2009 of $4,128,296. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in energy and U.S. interest rates.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and six months ended June 30, 2010 decreased by $3,102 and $14,523, respectively, as compared to the corresponding periods in 2009. The decrease in interest income is primarily due to lower average daily equity during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and fees for the three and six months ended June 30, 2010 decreased by $382,839 and $928,662, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage and fees is due to a decrease in average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2010 decreased by $116,878 and $283,921, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to a decrease in average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2010 and 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2010, and the highest, lowest and average values during the three months ended June 30, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of June 30, 2010, the Master’s total capitalization was $45,513,752 and the Partnership owned approximately 92.8% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of June 30, 2010 was as follows:

June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,333,381	2.93%	$2,022,510	$1,333,381	$1,733,146
Energy	84,994	0.19%	515,400	56,374	275,743
Grains	81,810	0.18%	183,419	49,578	105,386
Interest Rates U.S.	706,650	1.55%	746,750	159,050	465,483
Interest Rates Non-U.S.	1,558,651	3.43%	1,599,230	800,893	1,383,757
Livestock	28,850	0.06%	31,800	4,375	17,633
Metals	511,455	1.12%	562,267	198,166	463,356
Softs	148,913	0.33%	153,573	16,900	94,293
Indices	963,838	2.12%	1,974,159	444,941	1,176,124

Total	$5,418,542	11.91%

*     Average of Month-end Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material changes to the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report ended March 31, 2010 except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.

Regulatory changes could restrict the Partnership’s operations.

Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2010, there were additional sales of 160.5782 Redeemable Units totaling $209,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2010 - April 30, 2010	507.4636	$1,316.44	N/A	N/A
May 1, 2010 - May 31, 2010	1,770.1180	$1,275.76	N/A	N/A
June 1, 2010 - June 30, 2010	496.3772	$1,266.19	N/A	N/A
	2,773.9588	$1,281.49

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and MSSB dated July 29, 2010 (filed as Exhibit 10.3 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2009, dated June 9, 2009 (filed as Exhibit 10.6(c) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis President and Director

Date: August 16, 2010

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer, Secretary and Director (Principal Accounting Officer)

Date: August 16, 2010