Form 10-Q
period 2010-09-30
POTOMAC FUTURES FUND LP
filed 2010-11-12
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes    No X

As of October 31, 2010, 25,819.3855 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited)	5 - 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26 – 27

Item 4.	Controls and Procedures	28

PART II - Other Information		29 – 32

Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009

Assets:
Investment in Master, at fair value	$39,556,511	$52,227,304
Cash	39,823	105,370

Total assets	$39,596,334	$52,332,674

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$214,480	$283,469
Management fees	65,597	86,598
Other	23,748	90,507
Redemptions payable	2,748,411	1,730,773

Total liabilities	3,052,236	2,191,347

Partners’ Capital:
General Partner, 337.4926 and 624.1683 unit equivalents outstanding at September 30, 2010 and December 31, 2009, respectively	459,365	839,974
Limited Partners, 26,511.1743 and 36,634.7661 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	36,084,733	49,301,353

Total partners’ capital	36,544,098	50,141,327

Total liabilities and partners’ capital	$39,596,334	$52,332,674

Net asset value per unit	$1,361.11	$1,345.75

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$1,292,553	$216,248	$(298,345)	$(3,845,309)
Change in net unrealized gains (losses) on open contracts allocated from Master	2,291,140	2,338,865	3,109,317	2,272,126
Interest income allocated from Master	10,569	13,457	27,367	44,778
Expenses allocated from Master	(43,297)	(22,967)	(139,303)	(58,442)

Total income (loss)	3,550,965	2,545,603	2,699,036	(1,586,847)

Expenses:
Brokerage fees	643,222	1,005,655	2,137,724	3,428,819
Management fees	196,719	307,305	653,370	1,047,877
Other	45,466	35,268	146,978	157,429

Total expenses	885,407	1,348,228	2,938,072	4,634,125

Net income (loss)	2,665,558	1,197,375	(239,036)	(6,220,972)
Additions — Limited Partners	581,000	212,000	895,000	2,181,000
Redemptions — Limited Partners	(8,044,560)	(9,101,992)	(13,878,193)	(26,340,714)
Redemptions — General Partner	—	—	(375,000)	(147,584)

Net increase (decrease) in partners’ capital	(4,798,002)	(7,692,617)	(13,597,229)	(30,528,270)
Partners’ Capital, beginning of period	41,342,100	62,818,850	50,141,327	85,654,503

Partners’ Capital, end of period	$36,544,098	$55,126,233	$36,544,098	$55,126,233

Net asset value per unit (26,848.6669 and 39,805.7587 units outstanding at September 30, 2010 and 2009, respectively)	$1,361.11	$1,384.88	$1,361.11	$1,384.88

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$94.92	$29.24	$15.36	$(120.70)

Weighted average units outstanding	30,235.4398	45,235.6473	33,906.4130	49,218.3844

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (”Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2010.

As of September 30, 2010 and December 31, 2009, the Partnership owned approximately 91.9% and 83.5%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009, and the results of its operations for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. Actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedule of Investments as of September 30, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$35,165,773	$57,797,715
Cash margin	5,348,419	5,501,376
Net unrealized appreciation on open futures contracts	1,627,084	—
Net unrealized appreciation on open forward contracts	933,457	—
Options purchased, at fair value (cost $27,294 and $96,122 at September 30, 2010 and December 31, 2009, respectively)	29,687	94,039

Total assets	$43,104,420	$63,393,130

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$366,940
Net unrealized depreciation on open forward contracts	—	431,591
Options premiums received, at fair value (premium $34,672 and $34,361 at September 30, 2010 and December 31, 2009, respectively)	30,396	35,406
Accrued expenses:
Professional fees	31,316	33,530

Total liabilities	61,712	867,467

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2010 and December 31, 2009	—	—
Limited Partners, 36,009.3884 and 56,557.8676 units outstanding at September 30, 2010 and December 31, 2009, respectively	43,042,708	62,525,663

Total liabilities and partners’ capital	$43,104,420	$63,393,130

Net asset value per unit	$1,195.32	$1,105.52

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Notional ($)/ Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	21	$67,585	0.16%
Grains	140	124,725	0.29
Interest Rates Non-U.S.	611	385,504	0.90
Interest Rates U.S.	535	216,097	0.50
Indices	345	87,003	0.20
Livestock	17	(160)	(0.00)*
Metals	77	634,755	1.47
Softs	102	203,520	0.47

Total futures contracts purchased		1,719,029	3.99

Futures Contracts Sold
Energy	22	(88,710)	(0.20)
Interest Rates Non-U.S.	21	(3,115)	(0.01)
Indices	6	(120)	(0.00)*

Total futures contracts sold		(91,945)	(0.21)

Unrealized Appreciation on Forward Contracts
Currencies	$146,281,976	3,816,670	8.87
Metals	68	303,001	0.70

Total unrealized appreciation on forward contracts		4,119,671	9.57

Unrealized Depreciation on Forward Contracts
Currencies	$117,516,694	(3,108,327)	(7.22)
Metals	15	(77,887)	(0.18)

Total unrealized depreciation on forward contracts		(3,186,214)	(7.40)

Options Purchased
Currencies
Calls	$2,230,803	27,055	0.06
Puts	$1,077,008,383	2,632	0.01

Total options purchased		29,687	0.07

Options Premiums Received
Currencies
Calls	$13,742,138	(28,600)	(0.07)
Puts	$7,609,125,631	(1,796)	(0.00)*

Total options premiums received		(30,396)	(0.07)

Total fair value		$2,559,832	5.95%

* Due to rounding.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$1,410,580	$258,641	$(580,712)	$(4,873,481)
Change in net unrealized gains (losses) on open contracts	2,492,377	2,831,207	3,368,871	2,262,189

Gain (loss) from trading, net	3,902,957	3,089,848	2,788,159	(2,611,292)
Interest income	11,457	16,320	29,887	60,078

Total income (loss)	3,914,414	3,106,168	2,818,046	(2,551,214)

Expenses:
Clearing fees	32,578	19,963	89,523	48,121
Professional fees	14,379	7,837	63,601	28,810

Total expenses	46,957	27,800	153,124	76,931

Net income (loss)	3,867,457	3,078,368	2,664,922	(2,628,145)
Additions — Limited Partners	581,000	212,000	895,000	2,181,000
Redemptions — Limited Partners	(6,908,044)	(10,771,724)	(23,012,990)	(54,434,556)
Distribution of interest income to feeder funds	(11,457)	(16,320)	(29,887)	(60,078)

Net increase (decrease) in Partners’ Capital	(2,471,044)	(7,497,676)	(19,482,955)	(54,941,779)
Partners’ Capital, beginning of period	45,513,752	80,030,859	62,525,663	127,474,962

Partners’ Capital, end of period	$43,042,708	$72,533,183	$43,042,708	$72,533,183

Net asset value per unit (36,009.3884 and 65,191.0739 Units outstanding at September 30, 2010 and 2009, respectively)	$1,195.32	$1,112.62	$1,195.32	$1,112.62

Net income (loss) per unit	$108.15	$47.10	$90.49	$(19.54)

Weighted average units outstanding	39,986.9154	72,549.5908	46,891.4394	90,602.3699

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) allocated from Master*	$103.05	$36.68	$39.89	$(96.77)
Interest income allocated from Master	0.35	0.30	0.83	0.93
Expenses **	(8.48)	(7.74)	(25.36)	(24.86)

Increase (decrease) for the period	94.92	29.24	15.36	(120.70)
Net asset value per unit, beginning of period	1,266.19	1,355.64	1,345.75	1,505.58

Net asset value per unit, end of period	$1,361.11	$1,384.88	$1,361.11	$1,384.88

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(9.6)%	(9.0)%	(9.6)%	(9.0)%

Operating expenses	9.7%	9.1%	9.6%	9.1%
Incentive fees	—%	—%	—%	—%

Total expenses	9.7%	9.1%	9.6%	9.1%

Total return:
Total return before incentive fees	7.5%	2.2%	1.1%	(8.0)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	7.5%	2.2%	1.1%	(8.0)%

***	Annualized (other than incentive fee).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses)*	$108.24	$46.99	$91.25	$(19.91)
Interest income	0.29	0.23	0.69	0.71
Expenses **	(0.38)	(0.12)	(1.45)	(0.34)

Increase (decrease) for the period	108.15	47.10	90.49	(19.54)
Distribution of interest income to feeder funds	(0.29)	(0.23)	(0.69)	(0.71)
Net asset value per unit, beginning of period	1,087.46	1,065.75	1,105.52	1,132.87

Net asset value per unit, end of period	$1,195.32	$1,112.62	$1,195.32	$1,112.62

* Includes clearing fees.

** Excludes clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss)****	(0.3)%	(0.1)%	(0.3)%	0.0	%*****

Operating expenses	0.4%	0.1%	0.4%	0.1%

Total return	9.9%	4.4%	8.2%	(1.7)%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding.
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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, has been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

The Master adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Changes in Partners’ Capital. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the three months ended September 30, 2010 and 2009, based on a monthly calculation, were 2,060 and 1,768, respectively. The average number of futures contracts traded for the nine months ended September 30, 2010 and 2009, based on a monthly calculation, were 2,297 and 2,037, respectively. The average number of metals forward contracts traded for the three months ended September 30, 2010 and 2009, based on a monthly calculation, were 100 and 98, respectively. The average number of metals forward contracts traded for the nine months ended September 30, 2010 and 2009, based on a monthly calculation, were 100 and 94, respectively. The average notional values of currency forward contracts for the three months ended September 30, 2010 and 2009, based on a monthly calculation, were $435,914,516 and $573,810,611, respectively. The average notional values of currency forward contracts for the nine months ended September 30, 2010 and 2009, based on a monthly calculation, were $472,889,436 and $531,327,429, respectively. The average notional values of currency option contracts for the three months ended September 30, 2010 and 2009, based on a monthly calculation, were $36,593,784,402 and $75,881,155,627, respectively. The average notional values of currency option contracts for the nine months ended September 30, 2010 and 2009, based on a monthly calculation, were $43,865,779,322 and $94,760,114,836, respectively. The following tables indicate the fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

Assets	September 30, 2010

Futures Contracts
Energy	$68,465
Grains	213,600
Interest Rates Non-U.S.	506,004
Interest Rates U.S.	221,163
Indices	172,929
Livestock	1,390
Metals	635,175
Softs	239,716

Total unrealized appreciation on open futures contracts	$2,058,442

Liabilities
Futures Contracts
Energy	$(89,590)
Grains	(88,875)
Interest Rates Non-U.S.	(123,615)
Interest Rates U.S.	(5,066)
Indices	(86,046)
Livestock	(1,550)
Metals	(420)
Softs	(36,196)

Total unrealized depreciation on open futures contracts	$(431,358)

Net unrealized appreciation on open futures contracts	$1,627,084 *

Assets
Forward Contracts
Currencies	$3,816,670
Metals	303,001

Total unrealized appreciation on open forward contracts	$4,119,671

Liabilities
Forward Contracts
Currencies	$(3,108,327)
Metals	(77,887)

Total unrealized depreciation on open forward contracts	$(3,186,214)

Net unrealized appreciation on open forward contracts	$933,457 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Assets	September 30, 2010

Options Purchased
Currencies	$29,687

Total options purchased	$29,687	***

Liabilities
Options Premiums Received
Currencies	$(30,396)

Total options premiums received	$(30,396	)****

*** This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

**** This amount is in “Options premiums received, at fair value” on the Master’s Statements of Financial Condition.

Assets	December 31, 2009

Futures Contracts
Energy	$28,837
Grains	5,075
Interest Rates Non-U.S.	76,641
Interest Rates U.S.	437
Indices	480,732
Metals	410
Softs	19,185

Total unrealized appreciation on open futures contracts	$611,317

Liabilities
Futures Contracts
Energy	$(4,924)
Interest Rates Non-U.S.	(332,897)
Interest Rates U.S.	(493,888)
Indices	(39,454)
Metals	(83,675)
Softs	(23,419)

Total unrealized depreciation on open futures contracts	$(978,257)

Net unrealized depreciation on open futures contracts	$(366,940	)*

Assets
Forward Contracts
Currencies	$2,033,847
Metals	285,660

Total unrealized appreciation on open forward contracts	$2,319,507

Liabilities

Forward Contracts
Currencies	$(2,642,315)
Metals	(108,783)

Total unrealized depreciation on open forward contracts	$(2,751,098)

Net unrealized depreciation on open forward contracts	$(431,591	)**

* This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.

** This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

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
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Three Months Ended		Nine months ended		Nine months ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading
Currencies	$735,747		$2,299,932		$394,295		$1,470,394
Energy	(659,349)		(871,574)		(2,641,886)		(662,653)
Grains	596,097		84,963		655,258		84,963
Indices	325,881		1,486,707		(3,011,390)		(1,475,502)
Interest Rates U.S.	1,167,263		(227,827)		2,828,152		364,535
Interest Rates Non-U.S.	486,333		(340,758)		4,208,592		(2,088,282)
Livestock	(39,780)		—		(54,780)		—
Metals	565,058		834,259		(198,989)		(128,893)
Softs	725,707		(175,854)		608,907		(175,854)

Total	$3,902,957	*****	$3,089,848	*****	$2,788,159	*****	$(2,611,292	)*****

*****	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

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

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$39,556,511	$—	$39,556,511	$—

Total fair value	$39,556,511	$—	$39,556,511	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$52,227,304	$—	$52,227,304	$—

Total fair value	$52,227,304	$—	$52,227,304	$—

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
September 30, 2010
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
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$1,627,084	$1,627,084	$—	$—
Forwards	933,457	225,114	708,343	—
Options purchased	29,687	—	29,687	—

Total assets	2,590,228	1,852,198	738,030	—

Liabilities
Options premiums received	$30,396	$—	$30,396	$—

Total liabilities	30,396	—	30,396	—

Total fair value	$2,559,832	$1,852,198	$707,634	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Forwards	$176,877	$176,877	$—	$—
Options purchased	94,039	—	94,039	—

Total assets	270,916	176,877	94,039	—

Liabilities
Futures	$366,940	$366,940	$—	$—
Forwards	608,468	—	608,468	—
Options premiums received	35,406	—	35,406	—

Total liabilities	1,010,814	366,940	643,874	—

Total fair value	$(739,898)	$(190,063)	$(549,835)	$—

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

6.  Critical Accounting Policies

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.

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
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States— 2007.

Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.

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

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

Net Income (Loss) per Redeemable Unit and General Partner Unit Equivalent.  Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

7. Subsequent Event:

In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, Partnership capital decreased 27.1% from $50,141,327 to $36,544,098. This decrease was attributable to a net loss from operations of $239,036 coupled with the redemption of 10,814.5231 Redeemable Units totaling $13,878,193 and the redemption of 286.6757 of General Partner unit equivalents totaling $375,000, which was partially offset by the additional sales of 690.9313 Redeemable Units totaling $895,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2010, the Master’s capital decreased 31.2% from $62,525,663 to $43,042,708. This decrease was attributable to the redemption of 21,351.5964 units totaling $23,012,990 and distribution of interest income to feeder funds totaling $29,887, which was partially offset by a net gain from operations of $2,664,922 coupled with the additional sales of 803.1172 units totaling $895,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations

     During the Partnership’s third quarter of 2010, the net asset value per unit increased 7.5% from $1,266.19 to $1,361.11 as compared to an increase of 2.2% in the third quarter of 2009. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $3,583,693. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals, softs, and indices and were partially offset by losses in energy and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2009 of $2,555,113. Gains were primarily attributable to the trading of commodity futures in currencies, grains, metals, and indices and were partially offset by losses in energy, and U.S. and non-U.S. interest rates, and softs.
     Global financial markets recovered during the third quarter of 2010, most notably during September. Equities bounced from the lowest levels of the year to reach new highs. Currencies reflected the renewed global growth thesis as the currencies of emerging countries and commodity exporting countries strengthened considerably compared to other developed country currencies. However, interest rates have remained in a downward trend reflecting the general preference for lower risk assets even as appetite began to rise for higher risk assets.
     The Partnership was profitable in currencies, agricultural sector, interest rates, equities and metals while recording losses in the energy sector.
     In currencies, some of the biggest gains were registered in Australian dollar and Singapore dollar as these currencies strengthened considerably compared to U.S. dollar. Several countries, most notably Japan and Brazil intervened in the currency markets, trying to artificially weaken their respective currencies. However, this fundamental intervention did not appear to be very effective as these currencies resumed the trend soon after the intervention. In the agricultural sector, some of the biggest gains were registered in corn and cotton. As bullish trends began to emerge in these two products, the Partnership was well-positioned to capitalize on the trends. Interest rates contributed to gains as yields continued to remain at their lowest levels, primarily due to slower growth in global economies reflected by data such as unemployment. Global central banks discussed the possibility of quantitative easing to jump start the economies. In metals, gold and silver reached new highs as safe havens and also partly because of the weakening U.S. dollar. Equity indices also contributed to gains as the Partnership was positioned to benefit from the sharp reversal in global equities as positive earnings surprises from several equity sectors reversed the bearish trend.
     The energy sector has been very difficult to trade in the current quarter. Crude oil and its derivative products have been range bound, yet volatile reflecting the general ambiguity in the markets about the global economic growth.
     During the Partnership’s nine months ended September 30, 2010, the net asset value per unit increased 1.1% from $1,345.75 to $1,361.11 as compared to a decrease of 8.0% for the nine months ended September 30, 2009. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2010 of $2,810,972. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, and softs and were partially offset by losses in energy, livestock, metals and indices. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the nine months ended September 30, 2009 of $1,573,183. Losses were primarily attributable to the trading of commodity futures in energy, non-U.S. interest rates, softs and indices and were partially offset by gains in currencies, grains, U.S. interest rates, and metals.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and nine months ended September 30, 2010 decreased by $2,888 and $17,411, respectively, as compared to the corresponding periods in 2009. The decrease in interest income is primarily due to lower average daily equity during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and fees for the three and nine months ended September 30, 2010 decreased by $362,433 and $1,291,095, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage and fees is due to a decrease in average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2010 decreased by $110,586 and $394,507, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to a decrease in average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2010 and 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital is subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2010, and the highest, lowest and average values during the three months ended September 30, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of September 30, 2010, the Master’s total capitalization was $43,042,708 and the Partnership owned approximately 91.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of September 30, 2010 was as follows:

September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,887,608	4.39%	$3,076,532	$1,369,669	$1,986,603
Energy	151,050	0.35%	479,500	64,850	296,119
Grains	232,000	0.54%	335,050	30,989	162,978
Interest Rates U.S.	444,800	1.03%	793,900	349,600	481,150
Interest Rates Non-U.S.	717,633	1.67%	1,860,915	569,403	978,320
Livestock	14,750	0.03%	24,600	5,275	11,667
Metals	898,350	2.09%	901,371	321,332	553,126
Softs	246,400	0.57%	317,000	125,100	204,551
Indices	1,245,739	2.89%	1,557,772	450,112	1,043,389

Total	$5,838,330	13.56%

*     Average of Month-end Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material changes to the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports ended March 31, 2010 and June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2010, there were additional sales of 448.2178 Redeemable Units totaling $581,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2010 - July 31, 2010	3,508.4505	$1,241.25	N/A	N/A
August 1, 2010 - August 31, 2010	722.7308	$1,302.40	N/A	N/A
September 1, 2010 - September 30, 2010	2,019.2422	$1,361.11	N/A	N/A
	6,250.4235	$1,287.04

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2009, dated June 9, 2009 (filed as Exhibit 10.6(c) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis President and Director

Date: November 12, 2010

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer, Secretary and Director (Principal Accounting Officer)

Date: November 12, 2010