Form 10-K
period 2010-12-31
POTOMAC FUTURES FUND LP
filed 2011-03-31
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-50735
POTOMAC FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3937275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue — 14th Floor
New York, New York 10036

(Address and Zip Code of principal executive offices)
(212) 296-1999

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes          No X
Limited Partnership Redeemable Units with an aggregate value of $38,875,473 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second calendar month.
As of February 28, 2011, 26,561.0965 Limited Partnership Redeemable Units were outstanding.
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
     Beginning April 22, 1997, 200,000 redeemable units of limited partnership interest (“Redeemable Units”) were offered to qualified investors at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between April 22, 1997 (commencement of the offering period) and September 30, 1997, 1,383 Redeemable Units were sold. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner’s contribution of $1,400,000 to the Partnership’s trading account on October 1, 1997 when the Partnership commenced trading. The Partnership privately and continuously offers up to 250,000 Redeemable Units in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 28 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     On January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P., (the “Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (“Campbell” or the “Advisor”) using Campbell’s Financial, Metal and Energy Large Portfolio Program (“FME”), a proprietary, systematic trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 8 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.
     The financial statements of the Master, including the Condensed Schedule of Investments are contained elsewhere in this report and, should be read together with the Partnership’s financial statements.
     For the period January 1, 2010 through December 31, 2010, the approximate average market sector allocation for the Partnership was as follows:
     As of December 31, 2010 and 2009, the Partnership owned approximately 100.0% and 83.5%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.
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
     The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 6.5% per year of month-end Net Assets, allocated pro rata from the Master, in lieu of brokerage fees on a per trade basis. Effective December 1, 2010, the Partnership reduced the monthly brokerage fee paid to CGM to 5.5% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, the incentive fee accrual, the management fee, other expenses and any redemptions or distributions as of the end of such month. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. All National Futures Association (“NFA”) fees, exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) will be borne by the Master and allocated to the Partnership through its investment in the Master. All of the Partnership’s assets not held in the Master’s account at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury Bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury Bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Segments. The Partnership’s business consists of only one segment: speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2010 was $35,871,031.
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
     An investor’s ability to redeem units is limited and no market exists for the units.
Conflicts of interest exist.
      The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and the Partnership’s/Master’s commodity broker are affiliates;
2.	The Advisor, the Partnership’s/Master’s commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
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

Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, MSSB Holdings.
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
Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
Subprime Mortgage-Related Litigation and Other Matters
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
     On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
     The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
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
     (b) Holders. The number of holders of Redeemable Units as of December 31, 2010 was 452.
     (c) Dividends. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the forseeable future.
     (d) Securities Authorized for Issuance Under Equity Compensation Plans. None.
     (e) Performance Graph. Not applicable.
     (f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2010, there were additional subscriptions of 1,154.5395 Redeemable Units totaling $1,536,500. For the year ended December 31, 2009, there were additional subscriptions of 1,765.3992 Redeemable Units totaling $2,531,000. For the year ended December 31, 2008, there were additional subscriptions of 5,077.2612 Redeemable Units totaling $7,921,000.
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
     (g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2010 - October 31, 20010	691.7888	$1,414.27	N/A	N/A
November 1, 2010 - November 30, 2010	1,638.4982	$1,382.75	N/A	N/A
December 1, 2010 - December 31, 2010	199.0619	$1,447.41	N/A	N/A
	2,529.3489	$1,396.46
* Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.
** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6.	Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and total assets at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

	2010	2009	2008	2007	2006
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage fees (including clearing fees) of $2,709,640, $4,311,177, $7,953,751, $12,951,393, and $16,170,821, respectively	$2,987,866	$(6,240,192)	$(2,778,905)	$(32,587,947)	$(1,229,153)
Interest income allocated from Master	35,946	47,795	1,374,393	7,010,936	9,193,085

	$3,023,812	$(6,192,397)	(1,404,512)	(25,577,011)	$7,963,932

Net income (loss)	$1,978,530	$(7,720,770)	$(4,121,780)	(29,785,445)	$1,583,402

Increase (decrease) in net asset value per unit	$101.66	$(159.83)	$(67.87)	$(271.12)	$27.17

Net asset value per unit	$1,447.41	$1,345.75	$1,505.58	$1,573.45	$1,844.57

Total assets	$36,429,631	$52,332,674	$91,250,282	$156,308,590	$242,864,945

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     The General Partner manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner employs a team of approximately 40 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership/Master. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.
     The Partnership’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Partnership’s assets is currently invested in the Master. The Advisor trades the Master’s, and thereby the Partnership’s, assets in accordance with its FME Portfolio, a proprietary, systematic trading system. The Advisor’s trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.
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
     The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods of services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2010.
     To minimize the risk relating to low margin deposits, the Master follows certain trading policies, including:
(i)	The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to the Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings other than short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.
     From January 1, 2010 through December 31, 2010, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 12.3%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.
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
     As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.
     The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards, swaps and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)
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
     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Redeemable Units at their net asset value as of the last day of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 13,343.8720 Redeemable Units were redeemed totaling $17,410,326 and 286.6757 General Partner unit equivalents were redeemed totaling $375,000. For the year ended December 31, 2009, 21,292.8076 Redeemable Units were redeemed totaling $30,175,822 and 105.2219 General Partner unit equivalents were redeemed totaling $147,584. For the year ended December 31, 2008, 42,799.1406 Redeemable Units were redeemed totaling $67,014,368.
     For the year ended December 31, 2010, there were additional subscriptions of 1,154.5395 Redeemable Units totaling $1,536,500. For the year ended December 31, 2009, there were additional subscriptions of 1,765.3992 Redeemable Units totaling $2,531,000. For the year ended December 31, 2008, there were additional subscriptions of 5,077.2612 Redeemable Units totaling $7,921,000.

     (c) Results of Operations.
     For the year ended December 31, 2010, the net asset value per unit increased 7.6% from $1,345.75 to $1,447.41. For the year ended December 31, 2009, the net asset value per unit decreased 10.6% from $1,505.58 to $1,345.75. For the year ended December 31, 2008, the net asset value per unit decreased 4.3% from $1,573.45 to $1,505.58.
     The Partnership, through its investment in the Master, experienced a net trading gain of $5,877,538 before brokerage fees and related fees for the year ended December 31, 2010. Gains were primarily attributable to the Master’s trading of currencies, grains, U.S. and non-U.S. interest rates, lumber, metals, and softs and were partially offset by losses in energy, livestock and indices. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 27 under “Item 8. Financial Statements and Supplementary Data.”
     Most financial risk assets recovered well in 2010 due to expansionary monetary and fiscal policies adopted by most central banks. However, this recovery came amidst global unrest due to geographically localized crises such as the European sovereign debt crisis and inflationary headwinds in emerging markets. Global weather conditions also played a significant role in 2010 in affecting commodity prices. Many agricultural products remained at record-level prices as extreme weather conditions such as drought, floods and winter storms affected production.
     The Partnership was profitable in agricultural markets, currencies, metals and interest rates, while registering losses in the energy sector and equity indices.
     In the agricultural sector, products such as wheat, corn, sugar, cotton, coffee and soybeans reached record-level prices. In the case of cotton, prices reached 140-year highs. Extreme weather conditions in some of the biggest exporters of these products significantly disrupted the global supply. Several exporting countries even imposed an export ban to meet the internal demand. The Partnership capitalized on the strong trends in such agricultural products and remained profitable in this sector.
     In the currencies, the Partnership registered its most significant gains in the euro, Australian dollar, and emerging markets currencies. As the European debt crisis loomed, the euro dropped to some of the lowest levels against the U.S. dollar. Separately, the Australian dollar strengthened considerably against the U.S. dollar due to strong economic growth and materials exports. The Partnership was favorably positioned to profit from these trends.
     In metals, the Partnership was profitable in precious metals as they reached record prices. Precious metals such as gold and silver appealed to many investors as both inflation hedges and flight to quality.
     In the interest rates sector, the Partnership recorded gains in both U.S. and non-U.S. interest rates. The Federal Reserve kept U.S. interest rates at historically low levels amid consistently high unemployment at above 9%. Also, as the European debt crisis seemed to engulf several countries, most notably Greece and Ireland, investors flocked to U.S. and German Bonds as flight to quality. Thus the yields remained at historically low levels, reaffirming the trend from earlier in the year.
     In equity indices, the Partnership recorded losses earlier in the year as global equities sharply corrected. The European debt crisis and “Flash crash” of equities on May 6th came around the time that many economists were actively discussing the possibility of double dip recession. Equity indices recovered from their lowest levels following the announcement of a European Union bailout of troubled nations within the Union. Also, later in the year, the U.S. Federal Reserve announced a second round of quantitative easing which increased the appetite for risk assets.
     The Partnership registered losses in energy sector, primarily from crude oil and its derivatives as oil remained range bound on concerns over global economic growth. Oil markets remained very volatile through most of the year and reacted sharply to global events and economic factors.
     The Partnership, through its investment in the Master, experienced a net trading loss of $1,839,188 before brokerage fees and related fees for the year ended December 31, 2009. Losses were primarily attributable to the Master’s trading of energy, grains, U.S. and non-U.S. interest rates, softs and indices and were partially offset by gains in currencies and metals.
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

     Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended December 31, 2010 increased by $5,562 and for the twelve months ended December 31, 2010 decreased by $11,849, as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended December 31, 2010 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower average daily equity during the twelve months ended December 31, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2010 decreased by $310,442 and $1,601,537, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2010 as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and twelve months ended December 31, 2010 decreased by $85,428 and $479,935, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2010 as compared to the corresponding periods in 2009.
     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and twelve months ended December 31, 2010 and 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $159,838 and $169,675, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $47,903 and $41,222, respectively.
     The Partnership, through its investment in the Master, experienced a net trading gain of $5,291,183 before brokerage fees and related fees for the year ended December 31, 2008. Gains were primarily attributable to the Master’s trading of energy, U.S. interest rates, metals and indices and were partially offset by losses in non-U.S. interest rates and currencies.
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
     Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Master’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership/Master, and in the markets where the Partnership/Master participate.
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

     (g) Critical Accounting Policies.
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2010.
     Partnership’s and Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Masters’s Level 1 assets and liabilities are actively traded.
     Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and Master’s Level 2 assets and liabilities.
     The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     Options. The Master may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
  Introduction
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
     “Value at Risk” is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.
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

The Master’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value of Risk associated with the Master’s open positions by market category as of December 31, 2010 and December 31, 2009, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2010, the Master’s total capitalization was $36,375,992 and the Partnership owned approximately 100.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2010 was as follows:

	December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,263,212	3.47%	$3,076,532	$45,857	$1,544,875
Energy	275,400	0.76%	561,250	56,374	256,720
Grains	109,562	0.30%	335,050	12,500	109,901
Indices	1,190,652	3.27%	1,974,159	444,941	1,162,418
Interest Rates U.S.	23,067	0.06%	889,400	23,067	400,082
Interest Rates Non-U.S.	200,338	0.55%	1,860,915	142,880	919,067
Livestock	10,050	0.03%	33,350	1,000	11,913
Metals	322,981	0.89%	913,240	69,732	419,922
Softs	128,500	0.35%	317,000	5,200	116,413

Total	$3,523,762	9.68%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, the Master’s total capitalization was $62,525,663 and the Partnership owned approximately 83.5% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at as of December 31, 2009 was as follows:
December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$494,171	0.79%	$4,303,193	$268,184	$2,352,637
Energy	140,600	0.23%	930,274	16,100	358,289
Grains	11,250	0.02%	162,540	6,400	27,905
Indices	1,783,059	2.85%	4,565,846	678,383	1,979,007
Interest Rates U.S.	418,260	0.67%	1,097,280	38,743	460,754
Interest Rates Non-U.S.	626,824	1.00%	2,442,697	610,321	1,365,590
Metals	408,384	0.65%	1,109,145	29,024	391,577
Softs	40,700	0.07%	145,740	2,100	27,164

Total	$3,923,248	6.28%

*	Annual average of month-end Value at Risk
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
     The following were the primary trading risk exposures of the Master as of December 31, 2010, by market sector.
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
     Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2010, the Master’s primary exposures were in the Eurex Indices and Chicago Mercantile Exchange (CME) indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)
     Metals. The Master’s primary metal market exposure is to fluctuations in the price of gold, copper and nickel.
     Energy. The Master’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

  Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Master as of December 31, 2010.
     Foreign Currency Balances. The Master’s primary foreign currency balances are in Japanese yen, British pounds, Singapore dollar and Swiss francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Master’s non-trading risk.
  Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and attempts to control the Partnership’s, through its investment in the Master, risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject.
     The General Partner monitors the Master’s performance and the concentration of its open positions, and consults with the Advisor concerning the Master’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out positions as well as enter positions traded on behalf of the Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Master’s market risk exposures.
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

Item 8. Financial Statements and Supplementary Data.
Potomac Futures Fund L.P.
     The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners’ Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements.

To the Limited Partners of
Potomac Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Potomac Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, N.Y. 10036
212-296-1999

Management’s Report on Internal Control over
Financial Reporting

The management of Potomac Futures Fund L.P. (the Partnership), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Potomac Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Potomac Futures Fund L.P.	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Potomac Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Potomac Futures Fund L.P.:
We have audited the accompanying statements of financial condition of Potomac Futures Fund L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of Potomac Futures Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
Potomac Futures Fund L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Potomac Futures Fund L.P. (formerly known as Smith Barney Potomac Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Potomac Futures Fund L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Investment in Master, at fair value (Note 1)	$36,378,264	$52,227,304
Cash (Note 3c)	51,367	105,370

Total assets	$36,429,631	$52,332,674

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$166,969	$283,469
Management fees (Note 3b)	60,366	86,598
Professional fees	26,909	76,642
Other	16,232	13,865
Redemptions Payable (Note 5)	288,124	1,730,773

Total liabilities	558,600	2,191,347

Partners’ Capital: (Notes 1 and 5)
General Partner, 337.4926 and 624.1683 unit equivalents outstanding at December 31, 2010 and 2009, respectively	488,490	839,974
Limited Partners, 24,445.4336 and 36,634.7661 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	35,382,541	49,301,353

Total partners’ capital	35,871,031	50,141,327

Total liabilities and partners’ capital	$36,429,631	$52,332,674

Net asset value per unit	$1,447.41	$1,345.75

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net realized gains (losses) on closed contracts allocated from Master	$4,135,892	$(1,073,444)	$3,844,951
Change in net unrealized gains (losses) on open contracts allocated from Master	1,741,646	(765,744)	1,446,232
Interest income allocated from Master	35,946	47,795	1,374,393
Expenses allocated from Master	(180,032)	(89,827)	(116,337)

Total income (loss)	5,733,452	(1,881,220)	6,549,239

Expenses:
Brokerage fees (Note 3c)	2,709,640	4,311,177	7,953,751
Management fees (Note 3b)	837,541	1,317,476	2,432,448
Professional fees	159,838	169,675	248,694
Other	47,903	41,222	36,126

Total expenses	3,754,922	5,839,550	10,671,019

Net income (loss)	$1,978,530	$(7,720,770)	$(4,121,780)

Net income (loss) per unit (Note 6)	$101.66	$(159.83)	$(67.87)

Weighted average units outstanding	31,929.9493	46,729.0005	78,163.8093

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2010, 2009 and 2008

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2007	$147,721,992	$1,147,659	$148,869,651
Net income (loss)	(4,072,276)	(49,504)	(4,121,780)
Subscriptions of 5,077.2612 Redeemable Units	7,921,000	—	7,921,000
Redemptions of 42,799.1406 Redeemable Units	(67,014,368)	—	(67,014,368)

Partners’ Capital at December 31, 2008	84,556,348	1,098,155	85,654,503
Net income (loss)	(7,610,173)	(110,597)	(7,720,770)
Subscriptions of 1,765.3992 Redeemable Units	2,531,000	—	2,531,000
Redemptions of 21,292.8076 Redeemable Units and 105.2219 General Partner unit equivalents	(30,175,822)	(147,584)	(30,323,406)

Partners’ Capital at December 31, 2009	49,301,353	839,974	50,141,327
Net income (loss)	1,955,014	23,516	1,978,530
Subscriptions of 1,154.5395 Redeemable Units	1,536,500	—	1,536,500
Redemptions of 13,343.8720 Redeemable Units and 286.6757 General Partner unit equivalents	(17,410,326)	(375,000)	(17,785,326)

Partners’ Capital at December 31, 2010	$35,382,541	$488,490	$35,871,031

Net asset value per unit:

2008:	$1,505.58

2009:	$1,345.75

2010:	$1,447.41

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, metals and softs. The commodity interests that are traded by the Partnership through its investment in the Master (as defined below) are volatile and involve a high degree of market risk. The Partnership was authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership privately and continuously offers up to 250,000 Redeemable Units in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (defined below).

On January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P., (the “Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (the “Advisor”) using Campbell’s Financial, Metal and Energy Large Portfolio Program (“FME”), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedule of Investments are contained elsewhere in this report and, should be read together with the Partnership’s financial statements.

As of December 31, 2010 and 2009, the Partnership owned approximately 100.0% and 83.5%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2017; the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

Potomac Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.   Partnership’s Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2, “Accounting Policies”, on the attached Master’s financial statements.

Partnership’s Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		For Identical	Observable Inputs	Unobservable
	12/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$36,378,264	$—	$36,378,264	$—

Total fair value	$36,378,264	$—	$36,378,264	$—

Potomac Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

		Quoted Prices in
		Active Markets	Significant Other	Significant
		For Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$52,227,304	$—	$52,227,304	$—

Total fair value	$52,227,304	$—	$52,227,304	$—

Master’s Investments and Fair Value Measurements.  For disclosures regarding the Master’s investments and fair value measurements, see Note 2, “Accounting Policies”, on the attached Master’s financial statements.

d.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. Federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

f.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

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

Potomac Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 6.5% per year of month-end Net Assets, allocated pro rata from the Master, in lieu of brokerage fees on a per trade basis. Effective December 1, 2010, the Partnership reduced the monthly brokerage fee paid to CGM to 5.5% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, the incentive fee accrual, the management fee, other expenses and any redemptions or distributions as of the end of such month. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of brokerage fees to other properly registered selling agents and to its financial advisors who have sold Redeemable Units. All National Futures Association fees, exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) will be borne by the Master and allocated to the Partnership through its investment in the Master. All of the Partnerships’ assets not held in the Master’s account at CGM were deposited in the Partnerships’ account at CGM. The Partnerships’ cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury Bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury Bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities”, on the attached Master’s financial statements.

Potomac Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$136.22	$(127.37)	$(48.72)
Interest income	1.17	1.01	16.37
Expenses**	(35.73)	(33.47)	(35.52)

Increase (decrease) for the year	101.66	(159.83)	(67.87)
Net asset value per unit, beginning of year	1,345.75	1,505.58	1,573.45

Net asset value per unit, end of year	$1,447.41	$1,345.75	$1,505.58

*	Includes brokerage fees.

**	Excludes brokerage fees.

	2010	2009	2008

Ratios to average net assets:
Net investment income (loss) before incentive fees***	(9.5)%	(9.0)%	(7.9)%

Operating expenses	9.6%	9.1%	9.1%
Incentive fees	—%	—%	—%

Total expenses	9.6%	9.1%	9.1%

Total return:
Total return before incentive fees	7.6%	(10.6)%	(4.3)%
Incentive fees	—%	—%	—%

Total return after incentive fees	7.6%	(10.6)%	(4.3)%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments

Potomac Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2010 to	July 1, 2010 to	from April 1, 2010	January 1, 2010 to
	December 31, 2010	September 30, 2010	to June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$2,462,500	$2,907,743	$(367,670)	$(1,978,761)
Net income (loss)	$2,217,566	$2,665,558	$(636,272)	$(2,268,322)
Increase (decrease) in net asset value per unit	$86.30	$94.92	$(19.27)	$(60.29)

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009	January 1, 2009 to
	December 31, 2009	September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$(1,176,731)	$1,539,948	$(5,524,737)	$(1,030,877)
Net income (loss)	$(1,499,798)	$1,197,375	$(5,921,213)	$(1,497,134)
Increase (decrease) in net asset value per unit	$(39.13)	$29.24	$(120.40)	$(29.54)

Statements of Financial Condition December 31, 2010 and 2009
Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008
Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements
To the Limited Partners of CMF Campbell Master Fund L.P.
Statements of Financial Condition December 31, 2010 and 2009
Condensed Schedule of Investments
Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008
Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements December 31, 2010
EX-10.6.C
EX-31.1
EX-31.2
EX-32.1
EX-32.2

To the Limited Partners of
CMF Campbell Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
CMF Campbell Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Campbell Master Fund L.P.:
We have audited the accompanying statements of financial condition of CMF Campbell Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Auditors
To the Partners of
CMF Campbell Master Fund L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

CMF Campbell Master Fund L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Equity in trading account:
Cash (Note 3c)	$32,330,637	$57,797,715
Cash margin (Note 3c)	2,935,375	5,501,376
Net unrealized appreciation on open futures contracts	360,633	—
Net unrealized appreciation on open forward contracts	714,542	—
Options purchased, at fair value (cost $99,341 and $96,122 at December 31, 2010 and 2009, respectively)	130,648	94,039

Total assets	$36,471,835	$63,393,130

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$366,940
Net unrealized depreciation on open forward contracts	—	431,591
Options premium received, at fair value (premium $18,835 and $34,361 at December 31, 2010 and 2009, respectively)	56,353	35,406
Accrued expenses:
Professional fees	39,490	33,530

Total liabilities	95,843	867,467

Partners’ Capital:
General Partner, 0.0000 unit equivalents at December 31, 2010 and 2009	—	—
Limited Partners, 27,995.8787 and 56,557.8676 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	36,375,992	62,525,663

Total liabilities and partners’ capital	$36,471,835	$63,393,130

Net asset value per unit	$1,299.33	$1,105.52

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	69	$80,412	0.22%
Grains	56	126,606	0.35
Interest Rates Non-U.S.	163	22,693	0.06
Interest Rates U.S.	78	22,062	0.06
Indices	338	10,189	0.03
Livestock	10	550	0.00 *
Metals	15	96,690	0.27
Softs	31	100,006	0.27

Total futures contracts purchased		459,208	1.26

Futures Contracts Sold
Energy	13	(29,230)	(0.08)
Grains	1	(2,870)	(0.01)
Interest Rates Non-U.S.	66	(44,183)	(0.12)
Interest Rates U.S.	32	(24,734)	(0.07)
Indices	2	4,022	0.01
Livestock	1	(1,580)	(0.00)*

Total futures contracts sold		(98,575)	(0.27)

Unrealized Appreciation on Open Forward Contracts
Currencies	$124,455,128	3,015,962	8.29
Metals	31	184,969	0.50

Total unrealized appreciation on open forward contracts		3,200,931	8.79

Unrealized Depreciation on Open Forward Contracts
Currencies	$111,245,655	(2,455,912)	(6.75)
Metals	7	(30,477)	(0.08)

Total unrealized depreciation on open forward contracts		(2,486,389)	(6.83)

Options Purchased
Currencies
Calls	$3,525,490,581	104,466	0.29
Puts	$13,652,298,260	26,182	0.07

Total options purchased		130,648	0.36

Options Premium Received
Currencies
Calls	$11,412,894,676	(55,752)	(0.15)
Puts	$8,668,304,279	(601)	(0.00)*

Total options premium received		(56,353)	(0.15)

Total fair value		$1,149,470	3.16%

* Due to rounding.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	36	$21,183	0.03%
Grains	3	2,325	0.00 *
Interest Rates Non-U.S.	446	(283,167)	(0.45)
Interest Rates U.S.	507	(493,888)	(0.79)
Indices	455	441,278	0.71
Metals	18	(83,265)	(0.13)
Softs	22	(4,234)	(0.00)*

Total futures contracts purchased		(399,768)	(0.63)

Futures Contracts Sold
Energy	1	2,730	0.00 *
Grains	9	2,750	0.00 *
Interest Rates Non-U.S.	136	26,911	0.04
Interest Rates U.S.	2	437	0.00 *

Total futures contracts sold		32,828	0.04

Unrealized Appreciation on Open Forward Contracts
Currencies	$135,784,768	2,033,847	3.25
Metals	37	285,660	0.46

Total unrealized appreciation on open forward contracts		2,319,507	3.71

Unrealized Depreciation on Open Forward Contracts
Currencies	$154,270,721	(2,642,315)	(4.23)
Metals	17	(108,783)	(0.17)

Total unrealized depreciation on open forward contracts		(2,751,098)	(4.40)

Options Purchased
Currencies
Calls	$2,499,064,517	49,773	0.08
Puts	$430,245,216	44,266	0.07

Total options purchased		94,039	0.15

Options Premium Received
Currencies
Calls	$13,333,773	(26,438)	(0.04)
Puts	$43,764,467,517	(8,968)	(0.01)

Total options premium received		(35,406)	(0.05)

Total fair value		$(739,898)	(1.18)%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$4,094,974	$(1,554,877)	$5,096,789
Change in net unrealized gains (losses) on open contracts	1,870,623	(1,368,940)	1,720,861

Gain (loss) from trading, net	5,965,597	(2,923,817)	6,817,650
Interest income	39,073	63,708	1,898,928

Total income (loss)	6,004,670	(2,860,109)	8,716,578

Expenses:
Clearing fees	107,382	68,487	114,965
Professional fees	88,630	46,111	46,143

Total expenses	196,012	114,598	161,108

Net income (loss)	$5,808,658	$(2,974,707)	$8,555,470

Net income (loss) per unit (Note 6)	$194.79	$(26.58)	$48.81

Weighted average units outstanding	43,702.0434	83,268.2801	158,476.3485

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2010, 2009 and 2008

Partners’
Capital

Partners’ Capital at December 31, 2007	$216,696,200
Net income (loss)	8,555,470
Subscriptions of 7,110.7187 Redeemable Units	7,921,000
Redemptions of 92,351.1825 Redeemable Units	(103,798,780)
Distribution of interest income to feeder funds	(1,898,928)

Partners’ Capital at December 31, 2008	127,474,962
Net income (loss)	(2,974,707)
Subscriptions of 2,270.6919 Redeemable Units	2,531,000
Redemptions of 58,236.2733 Redeemable Units	(64,441,884)
Distribution of interest income to feeder funds	(63,708)

Partners’ Capital at December 31, 2009	62,525,663
Net income (loss)	5,808,658
Subscriptions of 1,323.2790 Redeemable Units	1,536,500
Redemptions of 29,885.2679 Redeemable Units	(33,455,756)
Distribution of interest income to feeder funds	(39,073)

Partners’ Capital at December 31, 2010	$36,375,992

Net asset value per unit:

2008:	$1,132.87

2009:	$1,105.52

2010:	$1,299.33

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

CMF Campbell Master Fund L.P. (the “Master”) is a limited partnership that was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The sectors traded include currencies, energy, grains, indices, metals, livestock, softs, U.S. and non-U.S. interest rates. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Master, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Master are made by the Advisor (defined below).

On January 1, 2005, (commencement of trading operations), Potomac Futures Fund L.P., (“Potomac”), Diversified Multi-Advisor Futures Fund L.P. (“Diversified”), Diversified Multi-Advisor Futures Fund L.P. II (“Diversified II”), Global Diversified Futures Fund L.P. (“Global Diversified”) and Diversified 2000 Futures Fund L.P. (“Diversified 2000”) each allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Redeemable Units with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992, Diversified purchased 19,621.1422 Redeemable Units with cash equal to $19,428,630 and a contribution of open commodity futures and forward contracts with a fair value of $192,512, Diversified II purchased 18,800.3931 Redeemable Units with cash equal to $18,587,905 and a contribution of open commodity futures and forward contracts with a fair value of $212,488, Global Diversified purchased 17,534.8936 Redeemable Units with cash equal to $17,341,826 and a contribution of open commodity futures and forward contracts with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Redeemable Units with cash equal to $50,768,573 and a contribution of open commodity futures and forward contracts with a fair value of $587,618. On May 31, 2009, Diversified redeemed its entire investment of 3.5% in the Master, this amounted to 2,972.0800 Redeemable Units totaling $3,229,089. On May 31, 2009, Diversified II redeemed its entire investment of 5.1% in the Master, this amounted to 4,363.4027 Redeemable Units totaling $4,740,726. On February 28, 2010, Diversified 2000 redeemed its entire investment of 8.1% in the Master, this amounted to 4,290.2513 Redeemable Units totaling $4,508,811. On November 30, 2010, Global Diversified redeemed its entire investment of 8.9% in the Master, this amounted to 2,878.0665 Redeemable Units totaling $3,548,386. The Master was formed to permit commodity pools managed now and in the future by Campbell and Company Inc. (the “Advisor”), using the Financial, Metal & Energy Large Portfolio Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

The Master’s sole investor is Potomac at December 31, 2010. Potomac, Global Diversified and Diversified 2000 (each a “Feeder”, collectively the “Funds”) owned approximately 83.5%, 7.5% and 9.0% investments in the Master at December 31, 2009, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2024; or under certain other circumstances as defined in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2010

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows.

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities.

The Master will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2010

valuation pricing models (Level 3). The gross presentation of the fair value of the Master’s derivatives by instrument type is shown in Note 4, “Trading Activities”.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	12/31/2010	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$360,633	$360,633	$—	$—
Forwards	714,542	154,492	560,050	—
Options purchased	130,648	—	130,648	—

Total assets	1,205,823	515,125	690,698	—

Liabilities
Options premium received	$56,353	$—	$56,353	$—

Total liabilities	56,353	—	56,353	—

Total fair value	$1,149,470	$515,125	$634,345	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	12/31/2009	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$176,877	$176,877	$—	$—
Options purchased	94,039	—	94,039	—

Total assets	270,916	176,877	94,039	—

Liabilities
Futures	$366,940	$366,940	$—	$—
Forwards	608,468	—	608,468	—
Options premium received	35,406	—	35,406	—

Total liabilities	1,010,814	366,940	643,874	—

Total fair value	$(739,898)	$(190,063)	$(549,835)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2010

e.	Forward Foreign Currency Contracts. Foreign currency contracts are contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Master may purchase and write (sell) both exchange-listed and over-the-counter (“OTC”), options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

i.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2010

General Partner has concluded that no provision for income tax is required in the Master’s financial statements.

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

j.	Subsequent Events. Management of the Master evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

k.	Net Income (loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon 30 days’ notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage fees shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2010 and 2009, the amounts of cash held by the Master for margin requirements was $2,935,375 and $5,501,376, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2010

purposes, the unrealized gain and losses on open futures and forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 2,001 and 1,957, respectively. The average number of metals forward contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 106 and 98, respectively. The average notional values of currency forward contracts for the years ended December 31, 2010 and 2009 based on a monthly calculation, were $466,902,853 and $547,166,941, respectively. The average notional values of currency option contracts for the years ended December 31, 2010 and 2009 based on a monthly calculation, were $39,362,407,918 and $81,572,182,381, respectively. In prior year, the average contracts and average notional values were based on a quarterly and not a monthly calculation. The amounts for the year ended December 31, 2009 have been revised accordingly.

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities.

Assets	December 31, 2010

Futures Contracts
Energy	$104,562
Grains	126,606
Interest Rates Non-U.S.	32,933
Interest Rates U.S.	22,063
Indices	110,856
Livestock	700
Metals	97,200
Softs	118,914

Total unrealized appreciation on open futures contracts	$613,834

Liabilities
Futures Contracts
Energy	$(53,380)
Grains	(2,870)
Interest Rates Non-U.S.	(54,423)
Interest Rates U.S.	(24,734)
Indices	(96,645)
Livestock	(1,730)
Metals	(510)
Softs	(18,909)

Total unrealized depreciation on open futures contracts	$(253,201)

Net unrealized appreciation on open futures contracts	$360,633 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2010

Assets	December 31, 2010

Forward Contracts
Currencies	$3,015,962
Metals	184,969

Total unrealized appreciation on open forward contracts	$3,200,931

Liabilities
Forward Contracts
Currencies	$(2,455,912)
Metals	(30,477)

Total unrealized depreciation on open forward contracts	$(2,486,389)

Net unrealized appreciation on open forward contracts	$714,542 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Assets	December 31, 2010

Options Purchased
Currencies	$130,648

Total options purchased	$130,648	***

Liabilities
Options Premiums Received
Currencies	$(56,353)

Total options premiums received	$(56,353	)****

***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

****	This amount is in “Options premiums received, at fair value” on the Statements of Financial Condition.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2010

Assets	December 31, 2009

Futures Contracts
Energy	$28,837
Grains	5,075
Interest Rates Non-U.S.	76,641
Interest Rates U.S.	437
Indices	480,732
Metals	410
Softs	19,185

Total unrealized appreciation on open futures contracts	$611,317

Liabilities
Futures Contracts
Energy	$(4,924)
Interest Rates Non-U.S.	(332,897)
Interest Rates U.S.	(493,888)
Indices	(39,454)
Metals	(83,675)
Softs	(23,419)

Total unrealized depreciation on open futures contracts	$(978,257)

Net unrealized depreciation on open futures contracts	$(366,940)*

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

Assets
Forward Contracts
Currencies	$2,033,847
Metals	285,660

Total unrealized appreciation on open forward contracts	$2,319,507

Liabilities
Forward Contracts
Currencies	$(2,642,315)
Metals	(108,783)

Total unrealized depreciation on open forward contracts	$(2,751,098)

Net unrealized depreciation on open forward contracts	$(431,591)**

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2010

	December 31, 2009

Assets
Options Purchased
Currencies	$94,039

Total options purchased	$94,039	***

Liabilities
Options Premium Received
Currencies	$(35,406)

Total options premium received	$(35,406	)****

***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

****	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2010 and 2009.

	2010		2009
Sector	Gain (loss) from trading		Gain (loss) from trading

Currencies	$1,154,531		$1,997,244
Energy	(2,224,938)		(974,078)
Grains	848,872		(20,375)
Indices	(1,688,907)		(1,252,475)
Interest Rates U.S.	2,462,960		(266,706)
Interest Rates Non-U.S.	3,474,074		(2,892,506)
Livestock	(120,460)		—
Metals	886,547		687,827
Softs	1,172,918		(202,748)

Total	$5,965,597	*****	$(2,923,817	)*****

*****	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master in multiples of the net asset value per Redeemable Unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the limited partner elects to redeem and informs the Master.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2010

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$196.08	$(26.73)	$37.47
Interest income	0.98	0.77	11.67
Expenses**	(2.27)	(0.62)	(0.33)

Increase (decrease) for the year	194.79	(26.58)	48.81
Distribution of interest income to feeder funds	(0.98)	(0.77)	(11.67)
Net asset value per unit, beginning of year	1,105.52	1,132.87	1,095.73

Net asset value per unit, end of year	$1,299.33	$1,105.52	$1,132.87

*	Includes clearing fees.

**	Excludes clearing fees.

Ratios to average net assets:
Net investment income (loss)***	(0.3)%	(0.1)%	1.0%

Operating expenses	0.4%	0.1%	0.1%

Total return	17.5%	(2.4)%	4.5%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2010

contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Master’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Campbell Master for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2010 to	July 1, 2010 to	from April 1, 2010 to	January 1, 2010 to
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$3,168,765	$3,881,836	$433,967	$(1,587,280)
Net income (loss)	$3,143,736	$3,867,457	$396,273	$(1,598,808)
Increase (decrease) in net asset value per unit	$104.30	$108.15	$7.85	$(25.51)

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$(329,261)	$3,086,205	$(6,084,826)	$399,286
Net income (loss)	$(346,562)	$3,078,368	$(6,094,561)	$388,048
Increase (decrease) in net asset value per unit	$(7.04)	$47.10	$(69.28)	$2.64

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009, Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The audit report of PwC on the financial statements of the Partnership as of and for the year ended December 31, 2008, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information. — None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.
     The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
     Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS ” Co.“), a global financial services firm, he became an associated person of MS & Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
     Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.

     Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.
     Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.
     Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.

     Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.
     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” During the year ended December 31, 2010, CGM earned $2,709,640 in brokerage fees from the Partnership. Management fees of $837,541 were earned by the Advisor for the year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners.
     As of February 28, 2011, the Partnership knows of no person who beneficially owns more than 5% of the Reedemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
The following table indicates securities owned by management as of December 31, 2010:

(3) Amount and
	(2) Name of	Nature of
	Beneficial	Beneficial	(4) Percent of
(1) Title of Class	Owner	Ownership	Class
General Partner unit equivalents	General Partner	337.4926	1.4%
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     (a) Transactions with related persons. None.
     (b) Review, approval or ratification of transactions with related persons. Not applicable.
     (c) Promoters and certain control persons. CGM and the General Partner would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the year ended December 31, 2010 and for the period from July 23, 2009 through December 31, 2009, PwC in the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte		PwC
2010	$78,400		N/A
2009	$83,800	(1)	$101,000	(2)

(1)	For the period July 23, 2009 to December 31, 2009.

(2)	For the period January 1, 2009 to July 22, 2009.
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

2010	$21,000

2009	$20,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1)	Financial Statements: Statements of Financial Condition at December 31, 2010 and 2009.

Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.

Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.

Notes to Financial Statements

(2)	Exhibits
3.1	Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).
(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).
3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).
(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2010, dated June 1, 2010 (filed herein).
16.1	Letter from KPMG LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008 and incorporated herein by reference).

16.2	Letter from PricewaterhouseCoopers LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 23, 2009 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	— Section 1350 Certification (Certification of President and Director)

32.2	— Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Potomac Futures Fund L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis,
President & Director
Date: March 31, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan

Walter Davis President and Director Ceres Managed Futures LLC Date: March 31, 2011	Ian Bernstein Director Ceres Managed Futures LLC Date: March 31, 2011	Patrick T. Egan Director Ceres Managed Futures LLC Date: March 31, 2011

/s/ Jennifer Magro	/s/ Michael McGrath	/s/ Alper Daglioglu

Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 31, 2011	Michael McGrath Director Ceres Managed Futures LLC Date: March 31, 2011	Alper Daglioglu Director Ceres Managed Futures LLC Date: March 31, 2011

/s/ Douglas J. Ketterer	/s/ Harry Handler

Douglas J. Ketterer Director Ceres Managed Futures LLC Date: March 31, 2011	Harry Handler Director Ceres Managed Futures LLC Date: March 31, 2011
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.