Form 10-Q
period 2011-03-31
POTOMAC FUTURES FUND LP
filed 2011-05-16
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes    No X

As of April 30, 2011, 27,780.4899 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2011 (unaudited) and December 31, 2010	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011 and 2010 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited)	5 - 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25 – 26

Item 4.	Controls and Procedures	27

PART II - Other Information		28 – 32

Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2011	2010

Assets:
Investment in Master, at fair value	$37,752,203	$36,378,264
Cash	51,348	51,367

Total assets	$37,803,551	$36,429,631

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$173,266	$166,969
Management fees	62,657	60,366
Other	36,171	43,141
Redemptions payable	520,560	288,124

Total liabilities	792,654	558,600

Partners’ Capital:
General Partner, 337.4926 unit equivalents outstanding at March 31, 2011 and December 31, 2010	460,326	488,490
Limited Partners, 26,797.3965 and 24,445.4336 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	36,550,571	35,382,541

Total partners’ capital	37,010,897	35,871,031

Total liabilities and partners’ capital	$37,803,551	$36,429,631

Net asset value per unit	$1,363.96	$1,447.41

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income allocated from Master	$7,384	$5,768

Expenses:
Expenses allocated from Master	36,631	37,371
Brokerage fees	526,824	766,568
Management fees	190,385	234,084
Other	60,200	55,477

Total expenses	814,040	1,093,500

Net investment income (loss)	(806,656)	(1,087,732)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(197,686)	(3,039,275)
Change in net unrealized gains (losses) on open contracts allocated from Master	(1,258,108)	1,858,685

Total trading results allocated from Master	(1,455,794)	(1,180,590)

Net income (loss)	(2,262,450)	(2,268,322)
Subscriptions — Limited Partners	5,371,395	105,000
Redemptions — Limited Partners	(1,969,079)	(2,278,834)

Net increase (decrease) in Partners’ Capital	1,139,866	(4,442,156)
Partners’ Capital, beginning of period	35,871,031	50,141,327

Partners’ Capital, end of period	$37,010,897	$45,699,171

Net asset value per unit (27,134.8891 and 35,550.9289 units outstanding at March 31, 2011 and 2010, respectively)	$1,363.96	$1,285.46

Net income (loss) per unit*	$(83.45)	$(60.29)

Weighted average units outstanding	26,783.8069	36,945.2836

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (”Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2011.

As of March 31, 2011 and December 31, 2010, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010, and the results of its operations for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011 and 2010 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$32,768,669	$32,330,637
Cash margin	5,197,082	2,935,375
Net unrealized appreciation on open futures contracts	237,072	360,633
Net unrealized appreciation on open forward contracts	—	714,542
Options purchased, at fair value (cost $65,780 and $99,341 at March 31, 2011 and December 31, 2010, respectively)	110,220	130,648

Total assets	$38,313,043	$36,471,835

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$434,037	$—
Options premium received, at fair value (premium $43,000 and $18,835 at March 31, 2011 and December 31, 2010, respectively)	79,619	56,353
Accrued expenses:
Professional fees	48,769	39,490

Total liabilities	562,425	95,843

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2011 and December 31, 2010	—	—
Limited Partners, 30,215.8214 and 27,995.8787 units outstanding at March 31, 2011 and December 31, 2010, respectively	37,750,618	36,375,992

Total liabilities and partners’ capital	$38,313,043	$36,471,835

Net asset value per unit	$1,249.37	$1,299.33

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Notional ($)/ Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	74	$166,537	0.44%
Grains	43	23,443	0.06
Indices	165	183,061	0.48
Interest Rates Non-U.S.	303	(141,772)	(0.38)
Interest Rates U.S.	260	(148,777)	(0.39)
Livestock	22	14,240	0.04
Metals	29	66,630	0.18
Softs	29	25,329	0.07

Total futures contracts purchased		188,691	0.50

Futures Contracts Sold
Grains	13	(27,470)	(0.07)
Indices	3	(12,791)	(0.03)
Interest Rates Non-U.S.	205	84,711	0.22
Interest Rates U.S.	41	(2,094)	(0.01)
Metals	2	6,025	0.02

Total futures contracts sold		48,381	0.13

Unrealized Appreciation on Open Forward Contracts
Currencies	$196,301,869	2,211,140	5.86
Metals	44	65,105	0.17

Total unrealized appreciation on open forward contracts		2,276,245	6.03

Unrealized Depreciation on Open Forward Contracts
Currencies	$181,713,586	(2,550,807)	(6.76)
Metals	65	(159,475)	(0.42)

Total unrealized depreciation on open forward contracts		(2,710,282)	(7.18)

Options Purchased
Currencies
Calls	$5,320,597,950	102,662	0.27
Puts	$2,770,151,605	7,558	0.02

Total options purchased		110,220	0.29

Options Premium Received
Currencies
Calls	$752,243,938	(58,993)	(0.16)
Puts	$35,847,383,403	(20,626)	(0.05)

Total options premium received		(79,619)	(0.21)

Net fair value		$(166,364)	(0.44)%

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	69	$80,412	0.22%
Grains	56	126,606	0.35
Indices	338	10,189	0.03
Interest Rates Non-U.S.	163	22,693	0.06
Interest Rates U.S.	78	22,062	0.06
Livestock	10	550	0.00 *
Metals	15	96,690	0.27
Softs	31	100,006	0.27

Total futures contracts purchased		459,208	1.26

Futures Contracts Sold
Energy	13	(29,230)	(0.08)
Grains	1	(2,870)	(0.01)
Indices	2	4,022	0.01
Interest Rates Non-U.S.	66	(44,183)	(0.12)
Interest Rates U.S.	32	(24,734)	(0.07)
Livestock	1	(1,580)	(0.00)*

Total futures contracts sold		(98,575)	(0.27)

Unrealized Appreciation on Open Forward Contracts
Currencies	$124,455,128	3,015,962	8.29
Metals	31	184,969	0.50

Total unrealized appreciation on open forward contracts		3,200,931	8.79

Unrealized Depreciation on Open Forward Contracts
Currencies	$111,245,655	(2,455,912)	(6.75)
Metals	7	(30,477)	(0.08)

Total unrealized depreciation on open forward contracts		(2,486,389)	(6.83)

Options Purchased
Currencies
Calls	$3,525,490,581	104,466	0.29
Puts	$13,652,298,260	26,182	0.07

Total options purchased		130,648	0.36

Options Premium Received
Currencies
Calls	$11,412,894,676	(55,752)	(0.15)
Puts	$8,668,304,279	(601)	(0.00)*

Total options premium received		(56,353)	(0.15)

Net fair value		$1,149,470	3.16%

* Due to rounding.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income	$7,384	$6,486

Expenses:
Clearing fees	17,352	31,142
Professional fees	19,279	11,528

Total expenses	36,631	42,670

Net investment income (loss)	(29,247)	(36,184)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(197,686)	(3,557,353)
Change in net unrealized gains (losses) on open contracts	(1,258,108)	1,994,729

Total trading results	(1,455,794)	(1,562,624)

Net income (loss)	(1,485,041)	(1,598,808)
Subscriptions — Limited Partners	5,371,395	105,000
Redemptions — Limited Partners	(2,504,344)	(9,527,204)
Distribution of interest income to feeder funds	(7,384)	(6,486)

Net increase (decrease) in Partners’ Capital	1,374,626	(11,027,498)
Partners’ Capital, beginning of period	36,375,992	62,525,663

Partners’ Capital, end of period	$37,750,618	$51,498,165

Net asset value per unit (30,215.8214 and 47,688.8913 units outstanding at March 31, 2011 and 2010, respectively)	$1,249.37	$1,079.88

Net income (loss) per unit*	$(49.71)	$(25.51)

Weighted average units outstanding	30,239.9191	54,543.8885

*	Based on change in net asset value per unit.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) allocated from Master*	$(73.61)	$(52.34)
Interest income allocated from Master	0.28	0.16
Expenses **	(10.12)	(8.11)

Increase (decrease) for the period	(83.45)	(60.29)
Net asset value per unit, beginning of period	1,447.41	1,345.75

Net asset value per unit, end of period	$1,363.96	$1,285.46

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended
	March 31,
	2011	2010
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(8.9)%	(9.4)%

Operating expenses	8.9%	9.4%
Incentive fees	—%	—%

Total expenses	8.9%	9.4%

Total return:
Total return before incentive fees	(5.8)%	(4.5)%
Incentive fees	—%	—%

Total return after incentive fees	(5.8)%	(4.5)%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses)*	$(49.31)	$(25.41)
Interest income	0.25	0.13
Expenses **	(0.65)	(0.23)

Increase (decrease) for the period	(49.71)	(25.51)
Distribution of interest income to feeder funds	(0.25)	(0.13)
Net asset value per unit, beginning of period	1,299.33	1,105.52

Net asset value per unit, end of period	$1,249.37	$1,079.88

* Includes clearing fees.

** Excludes clearing fees.

	Three Months Ended
	March 31,
	2011	2010
Ratios to Average Net Assets:***
Net investment income (loss)****	(0.3)%	(0.3)%

Operating expenses	0.4%	0.3%

Total return	(3.8)%	(2.3)%

***	Annualized.

****	Interest income less total expenses.
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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and on open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2011 and 2010 were 1,149 and 2,241, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2011 and 2010 were 104 and 107, respectively. The monthly average notional values of currency forward contracts during the three months ended March 31, 2011 and 2010 were $477,891,035 and $524,237,787, respectively. The monthly average notional values of currency option contracts during the three months ended March 31, 2011 and 2010 were $30,370,089,242 and $49,778,808,104, respectively. The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

Assets	March 31, 2011

Futures Contracts
Energy	$166,537
Grains	37,504
Indices	189,240
Interest Rates Non-U.S.	96,833
Interest Rates U.S.	2,781
Livestock	14,240
Metals	75,085
Softs	62,525

Total unrealized appreciation on open futures contracts	$644,745

Liabilities
Futures Contracts
Grains	$(41,531)
Indices	(18,970)
Interest Rates Non-U.S.	(153,894)
Interest Rates U.S.	(153,652)
Metals	(2,430)
Softs	(37,196)

Total unrealized depreciation on open futures contracts	$(407,673)

Net unrealized appreciation on open futures contracts	$237,072 *

Assets
Forward Contracts
Currencies	$2,211,140
Metals	65,105

Total unrealized appreciation on open forward contracts	$2,276,245

Liabilities
Forward Contracts
Currencies	$(2,550,807)
Metals	(159,475)

Total unrealized depreciation on open forward contracts	$(2,710,282)

Net unrealized depreciation on open forward contracts	$(434,037)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

Assets	March 31, 2011

Options Purchased
Currencies	$110,220

Total options purchased	$110,220	***

Liabilities
Options Premium Received
Currencies	$(79,619)

Total options premium received	$(79,619	)****

*** This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

**** This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Assets	December 31, 2010

Futures Contracts
Energy	$104,562
Grains	126,606
Indices	110,856
Interest Rates Non-U.S.	32,933
Interest Rates U.S.	22,063
Livestock	700
Metals	97,200
Softs	118,914

Total unrealized appreciation on open futures contracts	$613,834

Liabilities
Futures Contracts
Energy	$(53,380)
Grains	(2,870)
Indices	(96,645)
Interest Rates Non-U.S.	(54,423)
Interest Rates U.S.	(24,734)
Livestock	(1,730)
Metals	(510)
Softs	(18,909)

Total unrealized depreciation on open futures contracts	$(253,201)

Net unrealized appreciation on open futures contracts	$360,633	*

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

Assets

Forward Contracts
Currencies	$3,015,962
Metals	184,969

Total unrealized appreciation on open forward contracts	$3,200,931

Liabilities
Forward Contracts
Currencies	$(2,455,912)
Metals	(30,477)

Total unrealized depreciation on open forward contracts	$(2,486,389)

Net unrealized appreciation on open forward contracts	$714,542 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

Assets	December 31, 2010

Options Purchased
Currencies	$130,648

Total options purchased	$130,648	***

Liabilities
Options Premium Received
Currencies	$(56,353)

Total options premium received	$(56,353	)****

***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

****	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
Sector	2011		2010
Currencies	$(721,447)		$(336,483)
Energy	804,281		(519,788)
Grains	(261,074)		29,711
Indices	(795,217)		(1,232,613)
Interest Rates U.S.	(229,757)		501,539
Interest Rates Non-U.S.	(378,016)		536,561
Livestock	(27,350)		18,480
Metals	(130,337)		(512,210)
Softs	283,123		(47,821)

Total	$(1,455,794	)*****	$(1,562,624	)*****

*****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

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
     GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets.
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	March 31, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$37,752,203	$—	$37,752,203	$—

Net fair value	$37,752,203	$—	$37,752,203	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$36,378,264	$—	$36,378,264	$—

Net fair value	$36,378,264	$—	$36,378,264	$—

     Master’s Investments.  All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.
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
     The Master will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	March 31, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$644,745	$644,745	$—	$—
Forwards	2,276,245	65,105	2,211,140	—
Options purchased	110,220	—	110,220	—

Total assets	3,031,210	709,850	2,321,360	—

Liabilities
Futures	$407,673	$407,673	$—	$—
Forwards	2,710,282	159,475	2,550,807	—
Options premium received	79,619	—	79,619	—

Total liabilities	3,197,574	567,148	2,630,426	—

Net fair value	$(166,364)	$142,702	$(309,066)	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$613,834	$613,834	$—	$—
Forwards	3,200,931	184,969	3,015,962	—
Options purchased	130,648	—	130,648	—

Total assets	3,945,413	798,803	3,146,610	—

Liabilities
Futures	$253,201	$253,201	$—	$—
Forwards	2,486,389	30,477	2,455,912	—
Options premium received	56,353	—	56,353	—

Total liabilities	2,795,943	283,678	2,512,265	—

Net fair value	$1,149,470	$515,125	$634,345	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation based on new fair value guidance.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

5.	Financial Instrument Risks:
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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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
March 31, 2011
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
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Master may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

Potomac Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011, Partnership capital increased 3.2% from $35,871,031 to $37,010,897. This increase was attributable to the additional subscriptions of 3,732.5404 Redeemable Units totaling $5,371,395, which was partially offset by a net loss from operations of $2,262,450 coupled with the redemption of 1,380.5775 Redeemable Units totaling $1,969,079. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2011, the Master’s capital increased 3.8% from $36,375,992 to $37,750,618. This increase was attributable to the additional subscriptions of 4,129.2569 units totaling $5,371,395, which was partially offset by a net loss from operations of $1,485,041 coupled with the redemption of 1,909.3142 units totaling $2,504,344 and distribution of interest income to feeder funds totaling $7,384. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

     During the Partnership’s first quarter of 2011, the net asset value per unit decreased 5.8% from $1,447.41 to $1,363.96 as compared to a decrease of 4.5% in the first quarter of 2010. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2011 of $1,455,794. Losses were primarily attributable to the Master's trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals, and indices and were partially offset by gains in energy and softs. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2010 of $1,180,590. Losses were primarily attributable to the Master's trading of commodity futures in currencies, energy, metals, softs and indices and were partially offset by gains in grains, U.S. and non-U.S. interest rates, and livestock.
     The most significant losses were incurred within the global stock index sector, primarily during March, due to long positions in European, Pacific Rim, and U.S. equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. Within the global interest rate sector, losses were recorded throughout the majority of the quarter. In January, long positions in short-term European fixed-income futures resulted in losses as prices declined after European Central Bank President Jean-Claude Trichet said inflationary pressures in the euro region may increase. During February, short positions in U.S. fixed-income futures resulted in losses as prices rose after concern over unrest in the Middle East spurred demand for the relative “safety” of government debt. Further losses were experienced in March from both long and short positions in fixed-income futures as prices moved without consistent direction throughout the month. Losses were experienced within the currency markets, primarily during January, from long futures positions in the South African rand and Japanese yen versus the U.S. dollar, as well as short positions in the euro versus the U.S. dollar. The value of the South African rand and Japanese yen declined against the U.S. dollar following the release of minutes from the latest U.S. Federal Reserve meeting that showed optimism about the U.S. economy and boosted demand for the U.S. currency, while the euro ended higher as European sovereign debt worries abated. Within the metals markets, losses were incurred primarily during January from long futures positions in gold and silver as prices fell amid a strengthening U.S. dollar, which reduced the “safe-haven” appeal of precious metals. In March, additional losses were recorded in the metals sector from long futures positions in copper, nickel, and zinc as prices moved lower amid concern that rising energy costs associated with mounting unrest in the Middle East may slow the global economy.
     A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets throughout a majority of the quarter due to long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Within the agricultural complex, gains were experienced primarily in January and February due to long positions in cotton futures as prices increased on signs global output may fail to keep pace with rising demand in China, the world’s biggest buyer of the fiber.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2011 increased by $1,616, as compared to the corresponding period in 2010. The increase in interest income is primarily due to higher average daily equity and higher U.S. Treasury bill rates during the three months ended March 31, 2011 as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2011 decreased by $239,744, as compared to the corresponding period in 2010. The decrease in brokerage and fees is due to a decrease in average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2011 decreased by $43,699, as compared to the corresponding period in 2010. The decrease in management fees is due to a decrease in average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2011 and 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets is subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value of Risk associated with the Master’s open positions by market category as of March 31, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended March 31, 2011 and for the twelve months ended December 31, 2010 .. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2011, the Master’s total capitalization was $37,750,618 and the Partnership owned 100.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2011 was as follows:

March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,866,660	4.94%	$2,527,349	$883,986	$1,456,795
Energy	357,260	0.94%	440,210	160,800	316,177
Grains	70,100	0.19%	208,500	43,400	129,075
Indices	723,589	1.92%	2,014,273	341,913	1,242,752
Interest Rates U.S.	285,880	0.76%	355,800	166,950	159,544
Interest Rates Non-U.S.	569,643	1.51%	618,267	231,396	404,297
Livestock	26,900	0.07%	26,900	2,450	13,933
Metals	392,491	1.04%	655,142	155,338	402,233
Softs	136,500	0.36%	215,100	116,500	152,433

Total	$4,429,023	11.73%

*     Average of Month-end Values at Risk.
     As of December 31, 2010, the Master’s total capitalization was $36,375,992 and the Partnership owned 100.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2010 was as follows:

	December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,263,212	3.47%	$3,076,532	$45,857	$1,544,875
Energy	275,400	0.76%	561,250	56,374	256,720
Grains	109,562	0.30%	335,050	12,500	109,901
Indices	1,190,652	3.27%	1,974,159	444,941	1,162,418
Interest Rates U.S.	23,067	0.06%	889,400	23,067	400,082
Interest Rates Non-U.S.	200,338	0.55%	1,860,915	142,880	919,067
Livestock	10,050	0.03%	33,350	1,000	11,913
Metals	322,981	0.89%	913,240	69,732	419,922
Softs	128,500	0.35%	317,000	5,200	116,413

Total	$3,523,762	9.68%

*	Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
     On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
     In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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

Subprime Mortgage-Related Actions
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2011, there were additional subscriptions of 3,732.5404 Redeemable Units totaling $5,371,395. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2011 - January 31, 2011	417.6175	$1,431.23	N/A	N/A
February 1, 2011 - February 28, 2011	581.3065	$1,463.62	N/A	N/A
March 1, 2011 - March 31, 2011	381.6535	$1,363.96	N/A	N/A
	1,380.5775	$1,426.27

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2010, dated June 1, 2010 (filed as Exhibit 10.6(c) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis President and Director

Date: May 16, 2011

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 16, 2011