Form 10-Q
period 2011-06-30
POTOMAC FUTURES FUND LP
filed 2011-08-15
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes    No X

As of July 31, 2011, 28,974.6547 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited)	5 - 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25 – 26

Item 4.	Controls and Procedures	27

PART II - Other Information		28 – 30

Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) June 30,	December 31,
	2011	2010

Assets:
Investment in Master, at fair value	$40,574,812	$36,378,264
Cash	56,712	51,367

Total assets	$40,631,524	$36,429,631

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$186,228	$166,969
Management fees	67,341	60,366
Other	40,943	43,141
Redemptions payable	679,807	288,124

Total liabilities	974,319	558,600

Partners’ Capital:
General Partner, 337.4926 unit equivalents outstanding at June 30, 2011 and December 31, 2010	455,716	488,490
Limited Partners, 29,031.6070 and 24,445.4336 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	39,201,489	35,382,541

Total partners’ capital	39,657,205	35,871,031

Total liabilities and partners’ capital	$40,631,524	$36,429,631

Net asset value per unit	$1,350.30	$1,447.41

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income allocated from Master	$1,502	$11,030	$8,886	$16,798

Expenses:
Expenses allocated from Master	46,542	58,635	83,173	96,006
Brokerage fees	575,078	727,934	1,101,902	1,494,502
Management fees	207,958	222,567	398,343	456,651
Other	53,845	46,035	114,045	101,512

Total expenses	883,423	1,055,171	1,697,463	2,148,671

Net investment income (loss)	(881,921)	(1,044,141)	(1,688,577)	(2,131,873)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	1,185,080	1,448,377	987,394	(1,590,898)
Change in net unrealized gains (losses) on open contracts allocated from Master	(709,139)	(1,040,508)	(1,967,247)	818,177

Total trading results allocated from Master	475,941	407,869	(979,853)	(772,721)

Net income (loss)	(405,980)	(636,272)	(2,668,430)	(2,904,594)
Subscriptions — Limited Partners	6,812,049	209,000	12,183,444	314,000
Redemptions — Limited Partners	(3,759,761)	(3,554,799)	(5,728,840)	(5,833,633)
Redemptions — General Partner	0	(375,000)	0	(375,000)

Net increase (decrease) in Partners’ Capital	2,646,308	(4,357,071)	3,786,174	(8,799,227)
Partners’ Capital, beginning of period	37,010,897	45,699,171	35,871,031	50,141,327

Partners’ Capital, end of period	$39,657,205	$41,342,100	$39,657,205	$41,342,100

Net asset value per unit (29,369.0996 and 32,650.8726 units outstanding at June 30, 2011 and 2010, respectively)	$1,350.30	$1,266.19	$1,350.30	$1,266.19

Net income (loss) per unit*	$(13.66)	$(19.27)	$(97.11)	$(79.56)

Weighted average units outstanding	29,603.3006	34,538.5154	28,193.5537	35,741.8995

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (”Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of June 30, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010, and the results of its operations for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$34,223,544	$32,330,637
Cash margin	7,238,121	2,935,375
Net unrealized appreciation on open futures contracts	—	360,633
Net unrealized appreciation on open forward contracts	—	714,542
Options purchased, at fair value (cost $62,718 and $99,341 at June 30, 2011 and December 31, 2010, respectively)	117,281	130,648

Total assets	$41,578,946	$36,471,835

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$690,727	$—
Net unrealized depreciation on open forward contracts	266,188	—
Options premium received, at fair value (premium $30,983 and $18,835 at June 30, 2011 and December 31, 2010, respectively)	26,914	56,353
Accrued expenses:
Professional fees	20,716	39,490

Total liabilities	1,004,545	95,843

Partners’ Capital:
General Partner, 0.0000 unit equivalents at June 30, 2011 and December 31, 2010	—	—
Limited Partners, 32,152.9186 and 27,995.8787 units outstanding at June 30, 2011 and December 31, 2010, respectively	40,574,401	36,375,992

Total liabilities and partners’ capital	$41,578,946	$36,471,835

Net asset value per unit	$1,261.92	$1,299.33

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Notional ($)/ Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	22	$(11,456)	(0.03)%
Grains	32	(44,845)	(0.11)
Indices	162	372,941	0.92
Interest Rates Non-U.S.	1,309	(485,626)	(1.20)
Interest Rates U.S.	727	(344,813)	(0.85)
Livestock	30	(60,930)	(0.15)
Metals	30	(64,150)	(0.16)
Softs	29	18,661	0.05

Total futures contracts purchased		(620,218)	(1.53)

Futures Contracts Sold
Energy	34	(43,450)	(0.11)
Grains	49	118,935	0.29
Indices	43	(109,153)	(0.27)
Interest Rates Non-U.S.	56	(4,103)	(0.01)
Livestock	1	300	0.00 *
Metals	2	(10,350)	(0.02)
Softs	3	(22,688)	(0.05)

Total futures contracts sold		(70,509)	(0.17)

Unrealized Appreciation on Open Forward Contracts
Currencies	$242,251,900	2,536,742	6.25
Metals	34	116,888	0.29

Total unrealized appreciation on open forward contracts		2,653,630	6.54

Unrealized Depreciation on Open Forward Contracts
Currencies	$222,176,827	(2,661,647)	(6.56)
Metals	65	(258,171)	(0.64)

Total unrealized depreciation on open forward contracts		(2,919,818)	(7.20)

Options Purchased
Currencies
Calls	$1,339,327,296	97,666	0.24
Puts	$25,428,200,171	19,615	0.05

Total options purchased		117,281	0.29

Options Premium Received
Currencies
Calls	$1,967,060,365	(27,290)	(0.07)
Puts	$77,543,427,656	376	0.00 *

Total options premium received		(26,914)	(0.07)

Net fair value		$(866,548)	(2.14)%

*	Due to rounding.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

* Due to rounding.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$1,502	$11,944	$8,886	$18,430

Expenses:
Clearing fees	32,375	25,803	49,727	56,945
Professional fees	14,167	37,694	33,446	49,222

Total expenses	46,542	63,497	83,173	106,167

Net investment income (loss)	(45,040)	(51,553)	(74,287)	(87,737)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,185,080	1,566,062	987,394	(1,991,292)
Change in net unrealized gains (losses) on open contracts	(709,139)	(1,118,236)	(1,967,247)	876,494

Total trading results	475,941	447,826	(979,853)	(1,114,798)

Net income (loss)	430,901	396,273	(1,054,140)	(1,202,535)
Subscriptions — Limited Partners	6,812,049	209,000	12,183,444	314,000
Redemptions — Limited Partners	(4,417,665)	(6,577,742)	(6,922,009)	(16,104,946)
Distribution of interest income to feeder funds	(1,502)	(11,944)	(8,886)	(18,430)

Net increase (decrease) in Partners’ Capital	2,823,783	(5,984,413)	4,198,409	(17,011,911)
Partners’ Capital, beginning of period	37,750,618	51,498,165	36,375,992	62,525,663

Partners’ Capital, end of period	$40,574,401	$45,513,752	$40,574,401	$45,513,752

Net asset value per unit (32,152.9186 and 41,853.2941 units outstanding at June 30, 2011 and 2010, respectively)	$1,261.92	$1,087.46	$1,261.92	$1,087.46

Net income (loss) per unit*	$12.60	$7.85	$(37.11)	$(17.66)

Weighted average units outstanding	33,198.3309	46,143.5143	31,719.1250	50,343.7014

*	Based on change in net asset value per unit.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) allocated from Master*	$(4.39)	$(10.82)	$(78.00)	$(63.16)
Interest income allocated from Master	0.05	0.32	0.33	0.48
Expenses **	(9.32)	(8.77)	(19.44)	(16.88)

Increase (decrease) for the period	(13.66)	(19.27)	(97.11)	(79.56)
Net asset value per unit, beginning of period	1,363.96	1,285.46	1,447.41	1,345.75

Net asset value per unit, end of period	$1,350.30	$1,266.19	$1,350.30	$1,266.19

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(9.0)%	(9.6)%	(8.9)%	(9.5)%

Operating expenses	9.0%	9.7%	8.9%	9.6%
Incentive fees	—%	—%	—%	—%

Total expenses	9.0%	9.7%	8.9%	9.6%

Total return:
Total return before incentive fees	(1.0)%	(1.5)%	(6.7)%	(5.9)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(1.0)%	(1.5)%	(6.7)%	(5.9)%

***	Annualized (other than incentive fees).

****	Interest income allocated from the Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$12.99	$8.42	$(36.32)	$(16.99)
Interest income	0.05	0.27	0.30	0.40
Expenses **	(0.44)	(0.84)	(1.09)	(1.07)

Increase (decrease) for the period	12.60	7.85	(37.11)	(17.66)
Distribution of interest income to feeder funds	(0.05)	(0.27)	(0.30)	(0.40)
Net asset value per unit, beginning of period	1,249.37	1,079.88	1,299.33	1,105.52

Net asset value per unit, end of period	$1,261.92	$1,087.46	$1,261.92	$1,087.46

* Includes clearing fees.

** Excludes clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to Average Net Assets:***
Net investment income (loss)****	(0.4)%	(0.4)%	(0.4)%	(0.3)%

Operating expenses	0.5%	0.5%	0.4%	0.4%

Total return	1.0%	0.7%	(2.9)%	(1.6)%

***	Annualized.

****	Interest income less total expenses.
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

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2011 and 2010 were 2,019 and 2,589, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2011 and 2010 were 1,584 and 2,415, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2011 and 2010 were 159 and 93, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2011 and 2010 were 132 and 100, respectively. The monthly average notional values of currency forward contracts during the three months ended June 30, 2011 and 2010 were $708,231,288 and $458,516,004, respectively. The monthly average notional values of currency forward contracts during the six months ended June 30, 2011 and 2010 were $593,061,162 and $491,376,896, respectively. The monthly average notional values of currency option contracts during the three months ended June 30, 2011 and 2010 were $62,653,519,776 and $45,224,745,459, respectively. The monthly average notional values of currency option contracts during the six months ended June 30, 2011 and 2010 were $46,511,804,509 and $47,501,776,781, respectively. The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

Assets	June 30, 2011
Futures Contracts
Energy	$39,625
Grains	120,490
Indices	372,941
Interest Rates Non-U.S.	58,023
Interest Rates U.S.	10,406
Livestock	300
Metals	13,835
Softs	22,814

Total unrealized appreciation on open futures contracts	$638,434

Liabilities
Futures Contracts
Energy	$(94,531)
Grains	(46,400)
Indices	(109,153)
Interest Rates Non-U.S.	(547,752)
Interest Rates U.S.	(355,219)
Livestock	(60,930)
Metals	(88,335)
Softs	(26,841)

Total unrealized depreciation on open futures contracts	$(1,329,161)

Net unrealized depreciation on open futures contracts	$(690,727) *

Assets
Forward Contracts
Currencies	$2,536,742
Metals	116,888

Total unrealized appreciation on open forward contracts	$2,653,630

Liabilities
Forward Contracts
Currencies	$(2,661,647)
Metals	(258,171)

Total unrealized depreciation on open forward contracts	$(2,919,818)

Net unrealized depreciation on open forward contracts	$(266,188) **

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

Assets	June 30, 2011

Options Purchased
Currencies	$117,281

Total options purchased	$117,281	***

Liabilities
Options Premium Received
Currencies	$(26,914)

Total options premium received	$(26,914	)****

*** This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

**** This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Assets	December 31, 2010

Futures Contracts
Energy	$104,562
Grains	126,606
Indices	110,856
Interest Rates Non-U.S.	32,933
Interest Rates U.S.	22,063
Livestock	700
Metals	97,200
Softs	118,914

Total unrealized appreciation on open futures contracts	$613,834

Liabilities
Futures Contracts
Energy	$(53,380)
Grains	(2,870)
Indices	(96,645)
Interest Rates Non-U.S.	(54,423)
Interest Rates U.S.	(24,734)
Livestock	(1,730)
Metals	(510)
Softs	(18,909)

Total unrealized depreciation on open futures contracts	$(253,201)

Net unrealized appreciation on open futures contracts	$360,633	*

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

Assets

Forward Contracts
Currencies	$3,015,962
Metals	184,969

Total unrealized appreciation on open forward contracts	$3,200,931

Liabilities
Forward Contracts
Currencies	$(2,455,912)
Metals	(30,477)

Total unrealized depreciation on open forward contracts	$(2,486,389)

Net unrealized appreciation on open forward contracts	$714,542 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2011		2010		2011		2010
Currencies	$1,238,577		$(4,970)		$517,131		$(341,452)
Energy	(680,145)		(1,462,749)		124,136		(1,982,537)
Grains	(149,915)		29,451		(410,988)		59,161
Indices	(591,288)		(2,104,658)		(1,386,505)		(3,337,271)
Interest Rates U.S.	1,063,984		1,159,350		834,227		1,660,889
Interest Rates Non-U.S.	138,606		3,185,698		(239,410)		3,722,259
Livestock	(121,400)		(33,480)		(148,750)		(15,000)
Metals	(205,096)		(251,837)		(335,434)		(764,047)
Softs	(217,382)		(68,979)		65,740		(116,800)

Total	$475,941	*****	$447,826	*****	$(979,853)	*****	$(1,114,798)	*****

*****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

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
     The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	June 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$40,574,812	$—	$40,574,812	$—

Net fair value	$40,574,812	$—	$40,574,812	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$36,378,264	$—	$36,378,264	$—

Net fair value	$36,378,264	$—	$36,378,264	$—

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
     The Master will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	June 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$638,434	$638,434	$—	$—
Forwards	2,653,630	116,888	2,536,742	—
Options purchased	117,281	—	117,281	—

Total assets	3,409,345	755,322	2,654,023	—

Liabilities
Futures	$1,329,161	$1,329,161	$—	$—
Forwards	2,919,818	258,171	2,661,647	—
Options premium received	26,914	—	26,914	—

Total liabilities	4,275,893	1,587,332	2,688,561	—

Net fair value	$(866,548)	$(832,010)	$(34,538)	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$613,834	$613,834	$—	$—
Forwards	3,200,931	184,969	3,015,962	—
Options purchased	130,648	—	130,648	—

Total assets	3,945,413	798,803	3,146,610	—

Liabilities
Futures	$253,201	$253,201	$—	$—
Forwards	2,486,389	30,477	2,455,912	—
Options premium received	56,353	—	56,353	—

Total liabilities	2,795,943	283,678	2,512,265	—

Net fair value	$1,149,470	$515,125	$634,345	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.

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

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.

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
June 30, 2011
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
     The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     Options. The Master may purchase and write (sell) both exchange – listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

Potomac Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

Subsequent Events.   The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s/Master’s financial statements.

Net Income (Loss) per unit.  Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2011, Partnership capital increased 10.6% from $35,871,031 to $39,657,205. This increase was attributable to the additional subscriptions of 8,613.0582 Redeemable Units totaling $12,183,444, which was partially offset by a net loss from operations of $2,668,430 coupled with the redemption of 4,026.8848 Redeemable Units totaling $5,728,840. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2011, the Master’s capital increased 11.5% from $36,375,992 to $40,574,401. This increase was attributable to the additional subscriptions of 9,431.3410 units totaling $12,183,444, which was partially offset by a net loss from operations of $1,054,140 coupled with the redemption of 5,274.3011 units totaling $6,922,009 and distribution of interest income to feeder funds totaling $8,886. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

     During the Partnership’s second quarter of 2011, the net asset value per unit decreased 1.0% from $1,363.96 to $1,350.30 as compared to a decrease of 1.5% in the second quarter of 2010. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2011 of $475,941. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates and were partially offset by losses in energy, grains, indices, livestock, metals and softs. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2010 of $407,869. Gains were primarily attributable to the Master’s trading of commodity futures in grains, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, livestock, metals, softs and indices.
     The most significant losses were incurred within the energy markets, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower amid concern that energy demand may weaken. Within the global stock index markets, losses were recorded primarily during May and June due to long positions in U.S., European, and Pacific Rim equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis stoked concern the global economic recovery is faltering. Within the agricultural complex, losses were experienced primarily during May from long positions in coffee futures as prices moved lower on speculation production may increase in Brazil and Vietnam. Additional losses were incurred in this sector during June due to long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Losses were recorded within the metals sector, primarily during May, from long positions in silver futures as prices fell sharply from a 31-year high. Further losses were experienced during June from long futures positions in gold and silver as prices fell due to a rising U.S. dollar. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the currency markets, primarily during April, from long positions in the Swiss franc, euro, and Australian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the global interest rate sector, gains were recorded primarily during May from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.
     During the Partnership’s six months ended June 30, 2011, the net asset value per unit decreased 6.7% from $1,447.41 to $1,350.30 as compared to a decrease of 5.9% in the six months ended June 30, 2010. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2011 of $979,853. Losses were primarily attributable to the Master’s trading of commodity futures in grains, indices, livestock, metals, and non-U.S. interest rates and were partially offset by gains in currencies, energy, softs and U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2010 of $772,721. Losses were primarily attributable to the trading of commodity futures in currencies, energy, livestock, metals, softs and indices and were partially offset by gains in grains, U.S. and non-U.S. interest rates.
     The most significant losses were recorded within the global stock index sector, primarily during March, due to long positions in European, Pacific Rim, and U.S. equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. During May and June, long positions in U.S., European, and Pacific Rim equity index futures resulted in additional losses as prices declined on concern the global economic recovery is faltering. Within the agricultural complex, losses were experienced primarily during March due to long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. Additional losses were incurred in this sector during June due to long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Long positions in coffee futures resulted in additional losses in this sector during May. Within the metals markets, losses were recorded primarily during March from long futures positions in copper, nickel, and zinc as base metals prices moved lower amid concern that rising energy costs associated with mounting unrest in the Middle East may slow the global economy. During May, losses were incurred from long positions in silver futures as prices fell sharply from a 31-year high. Further losses were experienced in this sector during June from long futures positions in gold and silver due to a rising U.S. dollar. A portion of the Partnership’s losses during the first half of the year was offset by gains achieved within the currency markets, primarily during February, from long positions in the Canadian dollar, Australian dollar, and Swiss franc versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar amid optimism about the global economic recovery. Additional gains were recorded during April from long positions in the Swiss franc, euro, and Australian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar. Within the global interest rate sector, gains were experienced primarily during May due to long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Lastly, gains were recorded within the energy markets throughout the majority of the first four months of the year from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and six months ended June 30, 2011 decreased by $9,528 and $7,912, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2011 decreased by $152,856 and $392,600, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage and fees is due to a decrease in average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and six months ended June 30, 2011 decreased by $14,609 and $58,308, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to a decrease in average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2011 and 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair market value of the Master’s open positions and, consequently, in their earnings and cash balances. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open contracts and the liquidity of the markets in which they trade.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value of Risk associated with the Master’s open positions by market category as of June 30, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended June 30, 2011 and for the twelve months ended December 31, 2010 .. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. As of June 30, 2011, the Master’s total capitalization was $40,574,401 and the Partnership owned 100.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2011 was as follows:

June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,606,228	6.42%	$2,633,098	$1,518,931	$2,147,603
Energy	184,495	0.46%	404,634	138,902	209,830
Grains	116,175	0.29%	119,162	31,425	88,200
Indices	1,185,706	2.92%	1,349,531	637,836	991,699
Interest Rates U.S.	506,350	1.25%	1,022,250	402,020	614,260
Interest Rates Non-U.S.	1,791,377	4.41%	1,912,464	748,461	1,175,994
Livestock	37,475	0.09%	47,800	2,400	31,558
Metals	378,244	0.93%	454,762	180,759	325,177
Softs	72,600	0.18%	177,798	27,000	91,900

Total	$6,878,650	16.95%

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

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2011, there were additional subscriptions of 4,880.5178 Redeemable Units totaling $6,812,049. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2011 - April 30, 2011	1,510.4486	$1,449.24	N/A	N/A
May 1, 2011 - May 31, 2011	632.4096	$1,408.82	N/A	N/A
June 1, 2011 - June 30, 2011	503.4491	$1,350.30	N/A	N/A
	2,646.3073	$1,420.76

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2010, dated June 1, 2010 (filed as Exhibit 10.6(c) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis President and Director

Date: August 15, 2011

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 15, 2011