Form 10-Q
period 2011-09-30
POTOMAC FUTURES FUND LP
filed 2011-11-14
CIK 1043565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes    No X

As of October 31, 2011, 29,604.4858 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Campbell Master Fund L.P. (unaudited)	5 - 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25 – 26

Item 4.	Controls and Procedures	27

PART II - Other Information		28 – 31

Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Investment in Master, at fair value	$41,823,111	$36,378,264
Cash	45,952	51,367

Total assets	$41,869,063	$36,429,631

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$191,900	$166,969
Management fees	69,420	60,366
Other	25,034	43,141
Redemptions payable	327,284	288,124

Total liabilities	613,638	558,600

Partners’ Capital:
General Partner, 337.4926 unit equivalents outstanding at September 30, 2011 and December 31, 2010	469,037	488,490
Limited Partners, 29,347.6070 and 24,445.4336 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	40,786,388	35,382,541

Total partners’ capital	41,255,425	35,871,031

Total liabilities and partners’ capital	$41,869,063	$36,429,631

Net asset value per unit	$1,389.77	$1,447.41

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income allocated from Master	$1,260	$10,569	$10,146	$27,367

Expenses:
Expenses allocated from Master	40,017	43,297	123,190	139,303
Brokerage fees	594,517	643,222	1,696,419	2,137,724
Management fees	214,985	196,719	613,328	653,370
Other	43,960	45,466	158,005	146,978

Total expenses	893,479	928,704	2,590,942	3,077,375

Net investment income (loss)	(892,219)	(918,135)	(2,580,796)	(3,050,008)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	2,185,528	1,292,553	3,172,922	(298,345)
Change in net unrealized gains (losses) on open contracts allocated from Master	(169,477)	2,291,140	(2,136,724)	3,109,317

Total trading results allocated from Master	2,016,051	3,583,693	1,036,198	2,810,972

Net income (loss)	1,123,832	2,665,558	(1,544,598)	(239,036)
Subscriptions — Limited Partners	1,365,867	581,000	13,549,311	895,000
Redemptions — Limited Partners	(891,479)	(8,044,560)	(6,620,319)	(13,878,193)
Redemptions — General Partner	0	0	0	(375,000)

Net increase (decrease) in Partners’ Capital	1,598,220	(4,798,002)	5,384,394	(13,597,229)
Partners’ Capital, beginning of period	39,657,205	41,342,100	35,871,031	50,141,327

Partners’ Capital, end of period	$41,255,425	$36,544,098	$41,255,425	$36,544,098

Net asset value per unit (29,685.0996 and 26,848.6669 units outstanding at September 30, 2011 and 2010, respectively)	$1,389.77	$1,361.11	$1,389.77	$1,361.11

Net income (loss) per unit*	$39.47	$94.92	$(57.64)	$15.36

Weighted average units outstanding	29,672.4321	30,235.4398	28,686.5132	33,906.4130

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (”Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of September 30, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

On January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward positions with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (“Campbell” or the “Advisor”) using Campbell’s FME Large Portfolio Program (“FME”), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2011.

As of September 30, 2011 and December 31, 2010, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 are presented below:

CMF Campbell Master Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$38,528,774	$32,330,637
Cash margin	4,391,549	2,935,375
Net unrealized appreciation on open futures contracts	0	360,633
Net unrealized appreciation on open forward contracts	0	714,542
Options purchased, at fair value (cost $0 and $99,341 at September 30, 2011 and December 31, 2010, respectively)	0	130,648

Total assets	$42,920,323	$36,471,835

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$330,366	$0
Net unrealized depreciation on open forward contracts	737,394	0
Options premium received, at fair value (premium $0 and $18,835 at September 30, 2011 and December 31, 2010, respectively)	0	56,353
Accrued expenses:
Professional fees	29,452	39,490

Total liabilities	1,097,212	95,843

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2011 and December 31, 2010	0	0
Limited Partners, 31,569.1481 and 27,995.8787 units outstanding at September 30, 2011 and December 31, 2010, respectively	41,823,111	36,375,992

Total liabilities and partners’ capital	$42,920,323	$36,471,835

Net asset value per unit	$1,324.81	$1,299.33

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Notional ($)/ Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	30	$(127,688)	(0.30)%
Grains	11	(53,725)	(0.13)
Indices	35	(40,395)	(0.10)
Interest Rates Non-U.S.	804	(187,284)	(0.45)
Interest Rates U.S.	337	(99,142)	(0.23)
Livestock	39	63,470	0.15
Metals	6	(76,070)	(0.18)
Softs	6	(99,206)	(0.24)

Total futures contracts purchased		(620,040)	(1.48)

Futures Contracts Sold
Energy	58	117,540	0.28
Grains	48	163,850	0.39
Indices	70	6,056	0.01
Metals	1	3,337	0.01
Softs	11	(1,109)	(0.00)*

Total futures contracts sold		289,674	0.69

Unrealized Appreciation on Open Forward Contracts
Currencies	$119,599,506	2,985,708	7.14
Metals	98	1,047,860	2.50

Total unrealized appreciation on open forward contracts		4,033,568	9.64

Unrealized Depreciation on Open Forward Contracts
Currencies	$97,182,910	(4,192,521)	(10.02)
Metals	51	(578,441)	(1.38)

Total unrealized depreciation on open forward contracts		(4,770,962)	(11.40)

Net fair value		$(1,067,760)	(2.55)%

*	Due to rounding.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

* Due to rounding.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

CMF Campbell Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$1,260	$11,457	$10,146	$29,887

Expenses:
Clearing fees	28,959	32,578	78,686	89,523
Professional fees	11,058	14,379	44,504	63,601

Total expenses	40,017	46,957	123,190	153,124

Net investment income (loss)	(38,757)	(35,500)	(113,044)	(123,237)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,185,528	1,410,580	3,172,922	(580,712)
Change in net unrealized gains (losses) on open contracts	(169,477)	2,492,377	(2,136,724)	3,368,871

Total trading results	2,016,051	3,902,957	1,036,198	2,788,159

Net income (loss)	1,977,294	3,867,457	923,154	2,664,922
Subscriptions — Limited Partners	1,365,867	581,000	13,549,311	895,000
Redemptions — Limited Partners	(2,093,191)	(6,908,044)	(9,015,200)	(23,012,990)
Distribution of interest income to feeder funds	(1,260)	(11,457)	(10,146)	(29,887)

Net increase (decrease) in Partners’ Capital	1,248,710	(2,471,044)	5,447,119	(19,482,955)
Partners’ Capital, beginning of period	40,574,401	45,513,752	36,375,992	62,525,663

Partners’ Capital, end of period	$41,823,111	$43,042,708	$41,823,111	$43,042,708

Net asset value per unit (31,569.1481 and 36,009.3884 units outstanding at September 30, 2011 and 2010, respectively)	$1,324.81	$1,195.32	$1,324.81	$1,195.32

Net income (loss) per unit*	$62.93	$108.15	$25.82	$90.49

Weighted average units outstanding	32,038.1060	39,986.9154	31,825.4520	46,891.4394

*	Based on change in net asset value per unit.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) allocated from Master*	$48.52	$103.05	$(29.48)	$39.89
Interest income allocated from Master	0.05	0.35	0.38	0.83
Expenses **	(9.10)	(8.48)	(28.54)	(25.36)

Increase (decrease) for the period	39.47	94.92	(57.64)	15.36
Net asset value per unit, beginning of period	1,350.30	1,266.19	1,447.41	1,345.75

Net asset value per unit, end of period	$1,389.77	$1,361.11	$1,389.77	$1,361,11

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(8.5)%	(9.6)%	(8.7)%	(9.6)%

Operating expenses	8.5%	9.7%	8.7%	9.6%
Incentive fees	—%	—%	—%	—%

Total expenses	8.5%	9.7%	8.7%	9.6%

Total return:
Total return before incentive fees	2.9%	7.5%	(4.0)%	1.1%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	2.9%	7.5%	(4.0)%	1.1%

***	Annualized (other than incentive fees).

****	Interest income allocated from the Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$63.24	$108.24	$26.92	$91.25
Interest income	0.04	0.29	0.34	0.69
Expenses **	(0.35)	(0.38)	(1.44)	(1.45)

Increase (decrease) for the period	62.93	108.15	25.82	90.49
Distribution of interest income to feeder funds	(0.04)	(0.29)	(0.34)	(0.69)
Net asset value per unit, beginning of period	1,261.92	1,087.46	1,299.33	1,105.52

Net asset value per unit, end of period	$1,324.81	$1,195.32	$1,324.81	$1,195.32

*	Includes clearing fees

**	Excludes clearing fees

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to Average Net Assets:***
Net investment income (loss)****	(0.4)%	(0.3)%	(0.4)%	(0.3)%

Operating expenses	0.4%	0.4%	0.4%	0.4%

Total return	5.0%	9.9%	2.0%	8.2%

***	Annualized.

****	Interest income less total expenses.
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

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2011 and 2010 were 1,673 and 2,060, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2011 and 2010 were 1,614 and 2,297, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2011 and 2010 were 238 and 100, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2011 and 2010 were 167 and 100, respectively. The monthly average notional values of currency forward contracts during the three months ended September 30, 2011 and 2010 were $660,781,804 and $435,914,516, respectively. The monthly average notional values of currency forward contracts during the nine months ended September 30, 2011 and 2010 were $615,634,709 and $472,889,436, respectively. The monthly average notional values of currency option contracts during the three months ended September 30, 2011 and 2010 were $39,274,753,998 and $36,593,784,402, respectively. The monthly average notional values of currency option contracts during the nine months ended September 30, 2011 and 2010 were $44,099,454,339 and $43,865,779,322, respectively. The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

Assets	September 30, 2011
Futures Contracts
Energy	$118,660
Grains	163,850
Indices	53,446
Interest Rates Non-U.S.	48,798
Interest Rates U.S.	10,937
Livestock	63,470
Metals	3,338
Softs	1,779

Total unrealized appreciation on open futures contracts	$464,278

Liabilities
Futures Contracts
Energy	$(128,808)
Grains	(53,725)
Indices	(87,785)
Interest Rates Non-U.S.	(236,082)
Interest Rates U.S.	(110,079)
Metals	(76,070)
Softs	(102,095)

Total unrealized depreciation on open futures contracts	$(794,644)

Net unrealized depreciation on open futures contracts	$(330,366) *

Assets
Forward Contracts
Currencies	$2,985,708
Metals	1,047,860

Total unrealized appreciation on open forward contracts	$4,033,568

Liabilities
Forward Contracts
Currencies	$(4,192,521)
Metals	(578,441)

Total unrealized depreciation on open forward contracts	$(4,770,962)

Net unrealized depreciation on open forward contracts	$(737,394) **

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

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

Assets

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

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2011		2010		2011		2010
Currencies	$(1,683,768)		$735,747		$(1,166,638)		$394,295
Energy	(552,413)		(659,349)		(428,277)		(2,641,886)
Grains	(470,666)		596,097		(881,655)		655,258
Indices	(745,242)		325,881		(2,131,747)		(3,011,390)
Interest Rates U.S.	1,682,966		1,167,263		2,517,194		2,828,152
Interest Rates Non-U.S.	3,937,196		486,333		3,697,786		4,208,592
Livestock	(100,880)		(39,780)		(249,630)		(54,780)
Metals	343,462		565,058		8,029		(198,989)
Softs	(394,604)		725,707		(328,864)		608,907

Total	$2,016,051	*****	$3,902,957	*****	$1,036,198	*****	$2,788,159	*****

*****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

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

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	September 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$41,823,111	$—	$41,823,111	$—

Net fair value	$41,823,111	$—	$41,823,111	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$36,378,264	$—	$36,378,264	$—

Net fair value	$36,378,264	$—	$36,378,264	$—

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

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	September 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$464,278	$464,278	$—	$—
Forwards	4,033,568	1,047,860	2,985,708	—

Total assets	4,497,846	1,512,138	2,985,708	—

Liabilities
Futures	$794,644	$794,644	$—	$—
Forwards	4,770,962	578,441	4,192,521	—

Total liabilities	5,565,606	1,373,085	4,192,521	—

Net fair value	$(1,067,760)	$139,053	$(1,206,813)	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$613,834	$613,834	$—	$—
Forwards	3,200,931	184,969	3,015,962	—
Options purchased	130,648	—	130,648	—

Total assets	3,945,413	798,803	3,146,610	—

Liabilities
Futures	$253,201	$253,201	$—	$—
Forwards	2,486,389	30,477	2,455,912	—
Options premium received	56,353	—	56,353	—

Total liabilities	2,795,943	283,678	2,512,265	—

Net fair value	$1,149,470	$515,125	$634,345	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

5.	Financial Instrument Risks:
     In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicated. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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
September 30, 2011
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
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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
September 30, 2011
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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events.   The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s/Master’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.

Net Income (Loss) per unit.  Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011, Partnership capital increased 15.0% from $35,871,031 to $41,255,425. This increase was attributable to the additional subscriptions of 9,546.9354 Redeemable Units totaling $13,549,311, which was partially offset by a net loss from operations of $1,544,598 coupled with the redemption of 4,644.7620 Redeemable Units totaling $6,620,319. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2011, the Master’s capital increased 15.0% from $36,375,992 to $41,823,111. This increase was attributable to a net gain from operations of $923,154 coupled with the additional subscriptions of 10,420.9976 units totaling $13,549,311, which was partially offset by the redemption of 6,847.7282 units totaling $9,015,200 and distribution of interest income to feeder funds totaling $10,146. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

          During the Partnership’s third quarter of 2011, the net asset value per unit increased 2.9% from $1,350.30 to $1,389.77 as compared to an increase of 7.5% in the third quarter of 2010. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $2,016,051. Gains were primarily attributable to the Master’s trading of commodity futures in U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, energy, grains, indices, livestock and softs. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $3,583,693. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals, softs, and indices and were partially offset by losses in energy and livestock.
          The most significant gains were achieved within the global interest rate sector throughout the majority of the quarter from long positions in European, U.S., and Australian fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals markets, gains were experienced primarily during July from long positions in gold and silver futures after prices moved higher as escalating concern that the global economy is slowing boosted demand for the precious metals. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the currency markets, primarily during August and September. In August, long positions in the Australian dollar, New Zealand dollar, and Canadian dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar was boosted higher against these “commodity currencies” by increased “safe haven” demand following central bank intervention in the Japanese yen. During September, additional losses were incurred due to long positions in the Singapore dollar, Norwegian krone, and New Zealand dollar versus the U.S. dollar after the value of these currencies declined against the U.S. dollar as a deepening debt crisis in Europe diminished demand for higher-yielding currencies. Within the agricultural complex, losses were experienced primarily during September due to long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Losses were incurred within the global stock index markets, primarily during July and August, from long positions in European and U.S. equity index futures as prices dropped following Standard & Poor’s downgrade of the United States’ sovereign credit rating. Lastly, losses were recorded within the energy sector, primarily during September, from long futures positions in crude oil and its related products as prices fell on concern energy demand may falter amid slowing economic growth in the U.S.
          During the Partnership’s nine months ended September 30, 2011, the net asset value per unit decreased 4.0% from $1,447.41 to $1,389.77 as compared to an increase of 1.1% in the nine months ended September 30, 2010. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2011 of $1,036,198. Gains were primarily attributable to the Master’s trading of commodity futures in U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, energy, grains, indices, livestock and softs. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2010 of $2,810,972. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, and softs and were partially offset by losses in energy, livestock, metals and indices.
          The most significant losses were recorded within the global stock index sector, primarily during March, due to long positions in European, Pacific Rim, and U.S. equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. During July and August, long positions in European and U.S. equity index futures resulted in losses as prices dropped following Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the agricultural complex, losses were experienced primarily during March due to long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. Additional losses were incurred in this sector during June due to long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. During September, long futures positions in corn and soybeans also resulted in losses as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Losses were recorded within the energy sector, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower amid signs of a slowing global economic recovery. Losses were incurred within the currency markets, primarily during August, from long positions in the Australian dollar, New Zealand dollar, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher by increased “safe haven” demand following central bank intervention in the Japanese yen. During September, additional losses were incurred due to long positions in the Singapore dollar, Norwegian krone, and New Zealand dollar versus the U.S. dollar after the value of these currencies declined against the U.S. dollar as a deepening debt crisis in Europe diminished demand for higher-yielding currencies. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector, primarily during May, due to long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Additional gains were recorded during the third quarter from long positions in European, U.S., and Australian fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals markets, gains were experienced primarily during April from long futures positions in silver and gold as silver futures prices advanced to a 31-year high and gold futures prices reached an all-time high after the U.S. Federal Reserve pledged to keep borrowing costs low, eroding the value of the U.S. dollar and boosting demand for precious metals as an alternative investment. Additional gains were achieved during July due to long positions in gold futures as investors sought protection against the possibility of a U.S. debt default, thus pushing gold prices to a record high at the end of the month.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2011 decreased by $9,309 and $17,221, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2011 decreased by $48,705 and $441,305, respectively as compared to the corresponding periods in 2010. The decrease in brokerage and fees is due to a change in the fee percentage rate during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended September 30, 2011 increased by $18,266 as compared to the corresponding period in 2010. The increase in management fees is due to an increase in average net assets during the three months ended September 30, 2011 as compared to the corresponding period in 2010. Management fees for the nine months ended September 30, 2011 decreased by $40,042 as compared to the corresponding period in 2010. The decrease in management fees is due to a decrease in average net assets during the nine months ended September 30, 2011 as compared to the corresponding period in 2010.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2011 and 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value of Risk associated with the Master’s open positions by market category as of September 30, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended September 30, 2011 and for the twelve months ended December 31, 2010 .. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. As of September 30, 2011, the Master’s total capitalization was $41,823,111 and the Partnership owned 100.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2011 was as follows:

September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$917,275	2.19%	$2,962,979	$785,690	$1,669,863
Energy	281,105	0.67%	648,701	156,560	298,867
Grains	75,625	0.18%	262,850	47,600	113,808
Indices	546,380	1.31%	1,770,044	393,541	655,617
Interest Rates U.S.	256,600	0.61%	583,300	235,650	322,217
Interest Rates Non-U.S.	984,136	2.35%	1,818,523	721,899	1,156,316
Livestock	47,950	0.11%	78,950	2,500	31,092
Metals	432,860	1.04%	743,442	209,060	496,077
Softs	64,950	0.16%	259,500	27,900	105,750

Total	$3,606,881	8.62%

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
     On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on the Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2011, there were additional subscriptions of 933.8772 Redeemable Units totaling $1,365,867. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2011 - July 31, 2011	153.2272	$1,475.24	N/A	N/A
August 1, 2011 - August 31, 2011	229.1547	$1,475.63	N/A	N/A
September 1, 2011 - September 30, 2011	235.4953	$1,389.77	N/A	N/A
	617.8772	$1,442.81

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2010, dated June 1, 2010 (filed as Exhibit 10.6(c) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis President and Director

Date: November 14, 2011

By:	/s/ Brian Centner Brian Centner Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2011