Form 10-K
period 2011-12-31
POTOMAC FUTURES FUND LP
filed 2012-03-30
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes   X          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes  X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer	Non-accelerated filer X	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes               No X

Limited Partnership Redeemable Units with an aggregate value of $39,201,489 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2012, 28,511.5536 Limited Partnership Redeemable Units were outstanding.

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

Beginning April 22, 1997, 200,000 redeemable units of limited partnership interest (“Redeemable Units”) were offered to qualified investors at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between April 22, 1997 (commencement of the offering period) and September 30, 1997, 1,383 Redeemable Units were sold. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner’s contribution of $1,400,000 to the Partnership’s trading account on October 1, 1997 when the Partnership commenced trading. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page 27 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

On January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P. (the “Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (“Campbell” or the “Advisor”) using Campbell’s Financial, Metal and Energy Large Portfolio Program (“FME”), a proprietary, systematic trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 9 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

For the period January 1, 2011 through December 31, 2011, the approximate average market sector allocation for the Partnership was as follows:

As of December 31, 2011 and 2010, the Partnership owned approximately 100.0% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor as of the end of each month. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of current month’s incentive fee accrual, the monthly management fee and any redemptions or distributions as of the end of such month. The Management Agreement continues in effect until June 30 of each year and is renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to the Advisor. The Management Agreement may be terminated upon notice by either party.

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 6.5% per year of month-end Net Assets, allocated pro rata from the Master, in lieu of brokerage fees on a per trade basis. Effective December 1, 2010, the Partnership reduced the monthly brokerage fee paid to CGM to 5.5% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, the incentive fee accrual, the management fee, other expenses and any redemptions or distributions as of the end of such month. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. All National Futures Association (“NFA”) fees, exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) will be borne by the Master and allocated to the Partnership through its investment in the Master. All of the Partnership’s assets not held in the Master’s account at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury Bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury Bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Customer Agreement may be terminated upon notice by either party.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment: speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2011 was $39,484,744.

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

An investor may lose all of its investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the Advisor even if the Partnership experiences a net loss for the full year.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition, the CFTC has adopted new speculative position limits on economically equivalent futures, options and swaps. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

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

In May 2007, CGM finalized settlements agreement with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and s filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 4.  Mine Safety Disclosures. Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of December 31, 2011, was 519.

(c) Dividends. The Partnership did not declare a distribution in 2011 or 2010. The Partnership does not intend to declare distributions in the forseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2011, there were additional subscriptions of 10,460.8646 Redeemable Units totaling $14,779,311. For the year ended December 31, 2010, there were additional subscriptions of 1,154.5395 Redeemable Units totaling $1,536,500. For the year ended December 31, 2009, there were additional subscriptions of 1,765.3992 Redeemable Units totaling $2,531,000.

The Redeemable Units were issued upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options on futures and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 - October 31, 2011	102.8928	$1,322.45	N/A	N/A
November 1, 2011 - November 30, 2011	396.7426	$1,297.83	N/A	N/A
December 1, 2011 - December 31, 2011	412.5942	$1,330.04	N/A	N/A
	912.2296	$1,315.18

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

Item 6.  Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and total assets at December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	2010	2009	2008	2007
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage fees (including clearing fees) of $2,247,082, $2,709,640, $4,311,177, $7,953,751, and $12,951,393, respectively	$(2,251,360)	$2,987,866	$(6,240,192)	$(2,778,905)	$(32,587,947)
Interest income allocated from Master	10,345	35,946	47,795	1,374,393	7,010,936

	$(2,241,015)	$3,023,812	$(6,192,397)	(1,404,512)	(25,577,011)

Net income (loss)	$(3,345,537)	$1,978,530	$(7,720,770)	$(4,121,780)	(29,785,445)

Increase (decrease) in net asset value per unit	$(117.37)	$101.66	$(159.83)	$(67.87)	$(271.12)

Net asset value per unit	$1,330.04	$1,447.41	$1,345.75	$1,505.58	$1,573.45

Total assets	$40,398,807	$36,429,631	$52,332,674	$91,250,282	$156,308,590

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

The General Partner manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner employs a team of approximately 47 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership/Master. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

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

As a managed futures partnership, the Partnership’s/Master’s performance is dependent upon the successful trading of the Advisor to achieve the Partnership’s/Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s/Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s/Master’s objectives.

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods of services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation or open futures contracts, net unrealized appreciation on forward contracts, options and swaps, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

To minimize the risk relating to low margin deposits, the Master follows certain trading policies, including:

(i)	The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to the Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings other than short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. “Spreads” and “Straddles” describe commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2011 through December 31, 2011, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 13.5%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. Specific market movements of commodities or future contracts underlying an option cannot be accurately predicted. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 18.9% to 44.1% of its contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/ Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

Other than the risks inherent in commodity futures, forwards, options and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Redeemable Units at their net asset value as of the last day of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 5,556.9916 Redeemable Units were redeemed totaling $7,820,061. For the year ended December 31, 2010, 13,343.8720 Redeemable Units were redeemed totaling $17,410,326 and 286.6757 General Partner unit equivalents were redeemed totaling $375,000. For the year ended December 31, 2009, 21,292.8076 Redeemable Units were redeemed totaling $30,175,822 and 105.2219 General Partner unit equivalents were redeemed totaling $147,584.

For the year ended December 31, 2011, there were additional subscriptions of 10,460.8646 Redeemable Units totaling $14,779,311. For the year ended December 31, 2010, there were additional subscriptions of 1,154.5395 Redeemable Units totaling $1,536,500. For the year ended December 31, 2009, there were additional subscriptions of 1,765.3992 Redeemable Units totaling $2,531,000.

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per unit decreased 8.1% from $1,447.41 to $1,330.04. For the year ended December 31, 2010, the net asset value per unit increased 7.6% from $1,345.75 to $1,447.41. For the year ended December 31, 2009, the net asset value per unit decreased 10.6% from $1,505.58 to $1,345.75.

The Partnership, through its investment in the Master, experienced a net trading gain of $174,442 before brokerage fees and related fees for the year ended December 31, 2011. Gains were primarily attributable to the Master’s trading of U.S. and non-U.S. interest rates and were partially offset by losses in currencies, grains, indices, livestock, metals and softs. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 26 under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses during the year were recorded within the global stock index sector, primarily during March, due to long positions in European, Pacific Rim, and U.S. equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. During May and June, long positions in U.S., European, and Pacific Rim equity index futures resulted in additional losses as prices declined on concern the global economic recovery is faltering. Additional losses were recorded during July and August from long positions in U.S. and European equity index futures as prices dropped in response to the European debt crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the agricultural complex, losses were experienced during March due to long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. Additional losses were incurred in this sector during September due to long positions in coffee futures as prices fell amid stable stockpiles. During December, short positions in corn futures resulted in further losses within the sector as prices moved higher on concern adverse weather may reduce output in South America. Losses were also recorded within the currency markets, primarily during August and September, from long positions in the Australian dollar, New Zealand dollar, and Canadian dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Smaller currency losses were recorded during November from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these currencies declined against the U.S. dollar after European leaders failed to reach an agreement on the region’s debt crisis, diminishing demand for higher-yielding currency assets. Within the metals markets, losses were incurred in May from long positions in silver futures as prices fell sharply from a 31-year high. Additional losses were recorded within this sector in October from short futures positions in copper and zinc as prices rose. A portion of the Partnership’s losses during the year was offset by gains achieved within the global interest rate sector from long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the third quarter due to concern about the European sovereign debt crisis and a faltering global economy. Gains were also recorded during December from long positions in European and U.S. fixed income futures as prices rose due to increased demand for the relative “safety” of government bonds amid concern the European sovereign debt crisis may slow economic growth. Smaller gains were recorded within the energy markets during the first four months of the year from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Additional gains were experienced within this sector during November from short positions in natural gas futures as prices fell on speculation of abundant supplies and low demand amid mild weather across the U.S.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and twelve months ended December 31, 2011 decreased by $8,380 and $25,601, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2011 decreased by $21,253 and $462,558, respectively as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended December 31, 2011 increased by $14,820 as compared to the corresponding period in 2010. The increase in management fees is due to an increase in average net assets during the three months ended December 31, 2011 as compared to the corresponding period in 2010. Management fees for the twelve months ended December 31, 2011 decreased by $25,222 as compared to the corresponding period in 2010. The decrease in management fees is due to a decrease in average net assets during the twelve months ended December 31, 2011 as compared to the corresponding period in 2010.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and twelve months ended December 31, 2011 and 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $214,342 and $159,838, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $77,861 and $47,903, respectively.

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

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time. The Advisor’s trading program is described in the “Overview” section of this Item 7.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Master are subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2011.

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

Accounting principles generally accepted in the United States of America (“GAAP”) also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and Master’s Level 2 assets and liabilities.

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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded-forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2011 and 2010, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a result of the organization of the partnership as a limited partnership under New York law.

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

Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% — 99% of any one-day intervals. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Master’s futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value of Risk associated with the Master’s open positions by market category as of December 31, 2011 and 2010, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2011, the Master’s total capitalization was $40,316,184 and the Partnership owned approximately 100.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2011 was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,720,183	4.27%	$2,962,979	$771,765	$1,731,613
Energy	369,050	0.92%	670,680	138,902	332,788
Grains	226,625	0.56%	391,825	31,425	128,589
Indices	730,850	1.81%	2,014,273	341,913	874,845
Interest Rates U.S.	269,002	0.67%	1,022,250	23,777	346,651
Interest Rates Non-U.S.	1,481,068	3.67%	1,912,464	142,967	1,036,787
Livestock	10,975	0.03%	173,150	2,400	39,698
Metals	738,537	1.83%	811,572	155,338	479,829
Softs	234,900	0.58%	279,000	13,950	127,271

Total	$5,781,190	14.34%

*	Annual average of month-end Value at Risk

As of December 31, 2010, the Master’s total capitalization was $36,375,992 and the Partnership owned approximately 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at as of December 31, 2010 was as follows:

December 31, 2010

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership/Master — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Master as of December 31, 2011, by market sector.

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

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2011, the Master’s primary exposures were in the Eurex Indices and Chicago Mercantile Exchange (CME) indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

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

The following were the only non-trading risk exposures of the Master as of December 31, 2011.

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

Item 8.  Financial Statements and Supplementary Data.

Potomac Futures Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2011, 2010, and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010, and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010, and 2009; and Notes to Financial Statements.

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
President and Director Ceres Managed Futures LLC General Partner, Potomac Futures Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 212-296-1999

Management’s Report on Internal Control over

Financial Reporting

The management of Potomac Futures Fund L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d -15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Potomac Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Potomac Futures Fund L.P.	Brian Centner Chief Financial Officer Ceres Managed Futures LLC General Partner, Potomac Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Potomac Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Potomac Futures Fund L.P. (the “Partnership”) as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Potomac Futures Fund L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

Potomac Futures Fund L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Investment in Master, at fair value (Note 1)	$40,316,184	$36,378,264
Cash (Note 3c)	82,623	51,367

Total assets	$40,398,807	$36,429,631

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$185,161	$166,969
Management fees (Note 3b)	66,834	60,366
Professional fees	92,147	26,909
Other	21,154	16,232
Redemptions Payable (Note 5)	548,767	288,124

Total liabilities	914,063	558,600

Partners’ Capital: (Notes 1 and 5)
General Partner, 337.4926 unit equivalents outstanding at December 31, 2011 and 2010	448,879	488,490
Limited Partners, 29,349.3066 and 24,445.4336 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	39,035,865	35,382,541

Total partners’ capital	39,484,744	35,871,031

Total liabilities and partners’ capital	$40,398,807	$36,429,631

Net asset value per unit	$1,330.04	$1,447.41

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment Income:
Interest income allocated from Master	$10,345	$35,946	$47,795

Expenses:
Expenses allocated from Master	178,720	180,032	89,827
Brokerage fees (Note 3c)	2,247,082	2,709,640	4,311,177
Management fees (Note 3b)	812,319	837,541	1,317,476
Professional fees	214,342	159,838	169,675
Other	77,861	47,903	41,222

Total expenses	3,530,324	3,934,954	5,929,377

Net investment income (loss)	(3,519,979)	(3,899,008)	(5,881,582)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(324,409)	4,135,892	(1,073,444)
Change in net unrealized gains (losses) on open contracts allocated from Master	498,851	1,741,646	(765,744)

Total trading results allocated from Master	174,442	5,877,538	(1,839,188)

Net income (loss)	$(3,345,537)	$1,978,530	$(7,720,770)

Net income (loss) per unit (Note 6)*	$(117.37)	$101.66	$(159.83)

Weighted average units outstanding	29,058.6202	31,929.9493	46,729.0005

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2011, 2010 and 2009

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2008	$84,556,348	$1,098,155	$85,654,503
Net income (loss)	(7,610,173)	(110,597)	(7,720,770)
Subscriptions of 1,765.3992 Redeemable Units	2,531,000	—	2,531,000
Redemptions of 21,292.8076 Redeemable Units and 105.2219 General Partner unit equivalents	(30,175,822)	(147,584)	(30,323,406)

Partners’ Capital at December 31, 2009	49,301,353	839,974	50,141,327
Net income (loss)	1,955,014	23,516	1,978,530
Subscriptions of 1,154.5395 Redeemable Units	1,536,500	—	1,536,500
Redemptions of 13,343.8720 Redeemable Units and 286.6757 General Partner unit equivalents	(17,410,326)	(375,000)	(17,785,326)

Partners’ Capital at December 31, 2010	35,382,541	488,490	35,871,031
Net income (loss)	(3,305,926)	(39,611)	(3,345,537)
Subscriptions of 10,460.8646 Redeemable Units	14,779,311	—	14,779,311
Redemptions of 5,556.9916 Redeemable Units	(7,820,061)	—	(7,820,061)

Partners’ Capital at December 31, 2011	$39,035,865	$448,879	$39,484,744

Net asset value per unit:

2009:	$1,345.75

2010:	$1,447.41

2011:	$1,330.04

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

1.	Partnership Organization:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership through its investment in the Master (as defined below) are volatile and involve a high degree of market risk. The Partnership was authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

As of December 31, 2011 and 2010, the Partnership owned approximately 100.0% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

December 31, 2011

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$40,316,184	$—	$40,316,184	$—

Net fair value	$40,316,184	$—	$40,316,184	$—

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

	December 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$36,378,264	$—	$36,378,264	$—

Net fair value	$36,378,264	$—	$36,378,264	$—

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. Federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

f.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company FASB also proposes that an investment company consolidate another investment company if it holds a controlling

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

g.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Management Agreement provides that the Advisor has discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership will pay a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor as of the end of each month. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 6.5% per year of month-end Net Assets, allocated pro rata from the Master, in lieu of brokerage fees on a per trade basis. Effective December 1, 2010, the Partnership reduced the monthly brokerage fee paid to CGM to 5.5% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, the incentive fee accrual, the management fee, other expenses and any redemptions or distributions as of the end of such month. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of brokerage fees to other properly registered selling agents and to its financial advisors who have sold Redeemable Units. All National Futures Association fees, exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) will be borne by the Master and allocated to the Partnership through its investment in the Master. All of the Partnerships’ assets not held in the Master’s account at CGM were deposited in the Partnerships’ account at CGM. The Partnerships’ cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Cash margin requirements are maintained by the Master. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury Bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury Bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$(77.30)	$136.22	$(127.37)
Interest income	0.39	1.17	1.01
Expenses**	(40.46)	(35.73)	(33.47)

Increase (decrease) for the year	(117.37)	101.66	(159.83)
Net asset value per unit, beginning of year	1,447.41	1,345.75	1,505.58

Net asset value per unit, end of year	$1,330.04	$1,447.41	$1,345.75

*	Includes brokerage fees.

**	Excludes brokerage fees.

	2011	2010***	2009***
Ratios to Average Net Assets:
Net investment income (loss)	(8.9)%	(9.5)%	(9.0)%
Incentive fees	—%	—%	—%

Net investment income (loss) before incentive fees****	(8.9)%	(9.5)%	(9.0)%

Operating expenses	8.9%	9.6%	9.1%
Incentive fees	—%	—%	—%

Total expenses	8.9%	9.6%	9.1%

Total return:
Total return before incentive fees	(8.1)%	7.6%	(10.6)%
Incentive fees	—%	—%	—%

Total return after incentive fees	(8.1)%	7.6%	(10.6)%

***	The ratios are shown net and gross of incentive fees to conform to current year presentation.
****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Specific market movements of commodities or future contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$(1,467,750)	$1,382,777	$(144,177)	$(2,011,865)
Net income (loss)	$(1,800,939)	$1,123,832	$(405,980)	$(2,262,450)
Increase (decrease) in net asset value per unit	$(59.73)	$39.47	$(13.66)	$(83.45)

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$2,462,500	$2,907,743	$(367,670)	$(1,978,761)
Net income (loss)	$2,217,566	$2,665,558	$(636,272)	$(2,268,322)
Increase (decrease) in net asset value per unit	$86.30	$94.92	$(19.27)	$(60.29)

To the Limited Partners of

CMF Campbell Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
CMF Campbell Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

CMF Campbell Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Campbell Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

CMF Campbell Master Fund L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Equity in trading account:
Cash (Note 3c)	$34,085,954	$32,330,637
Cash margin (Note 3c)	4,716,760	2,935,375
Net unrealized appreciation on open futures contracts	591,876	360,633
Net unrealized appreciation on open forward contracts	975,939	714,542
Options purchased, at fair value (cost $0 and $99,341 at December 31, 2011 and 2010, respectively)	—	130,648

Total assets	$40,370,529	$36,471,835

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $0 and $18,835 at December 31, 2011 and December 31, 2010, respectively)	$—	$56,353
Accrued expenses:
Professional fees	54,345	39,490

Total liabilities	54,345	95,843

Partners’ Capital:
General Partner, 0.0000 unit equivalents at December 31, 2011 and 2010	—	—
Limited Partners, 31,102.0434 and 27,995.8787 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	40,316,184	36,375,992

Total liabilities and partners’ capital	$40,370,529	$36,471,835

Net asset value per unit	$1,296.26	$1,299.33

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

December 31, 2011

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	48	$(533)	(0.00)%*
Grains	9	9,843	0.02
Indices	73	94,631	0.24
Interest Rates Non-U.S.	1,131	418,802	1.04
Interest Rates U.S.	185	194,093	0.48
Livestock	7	(2,750)	(0.01)

Total futures contracts purchased		714,086	1.77

Futures Contracts Sold
Energy	67	98,948	0.25
Grains	121	(284,500)	(0.70)
Indices	77	37,623	0.09
Interest Rates Non-U.S.	29	8,957	0.02
Interest Rates U.S.	123	(13,737)	(0.03)
Livestock	9	(7,480)	(0.02)
Metals	13	53,895	0.13
Softs	74	(15,916)	(0.04)

Total futures contracts sold		(122,210)	(0.30)

Unrealized Appreciation on Open Forward Contracts
Currencies	$86,978,000	1,317,888	3.27
Metals	89	211,388	0.52

Total unrealized appreciation on open forward contracts		1,529,276	3.79

Unrealized Depreciation on Open Forward Contracts
Currencies	$53,420,743	(500,123)	(1.24)
Metals	34	(53,214)	(0.13)

Total unrealized depreciation on open forward contracts		(553,337)	(1.37)

Net fair value		$1,567,815	3.89%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

December 31, 2010

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	69	$80,412	0.22%
Grains	56	126,606	0.35
Interest Rates Non-U.S.	163	22,693	0.06
Interest Rates U.S.	78	22,062	0.06
Indices	338	10,189	0.03
Livestock	10	550	0.00 *
Metals	15	96,690	0.27
Softs	31	100,006	0.27

Total futures contracts purchased		459,208	1.26

Futures Contracts Sold
Energy	13	(29,230)	(0.08)
Grains	1	(2,870)	(0.01)
Interest Rates Non-U.S.	66	(44,183)	(0.12)
Interest Rates U.S.	32	(24,734)	(0.07)
Indices	2	4,022	0.01
Livestock	1	(1,580)	(0.00)*

Total futures contracts sold		(98,575)	(0.27)

Unrealized Appreciation on Open Forward Contracts
Currencies	$124,455,128	3,015,962	8.29
Metals	31	184,969	0.50

Total unrealized appreciation on open forward contracts		3,200,931	8.79

Unrealized Depreciation on Open Forward Contracts
Currencies	$111,245,655	(2,455,912)	(6.75)
Metals	7	(30,477)	(0.08)

Total unrealized depreciation on open forward contracts		(2,486,389)	(6.83)

Options Purchased
Currencies
Calls	$3,525,490,581	104,466	0.29
Puts	$13,652,298,260	26,182	0.07

Total options purchased		130,648	0.36

Options Premium Received
Currencies
Calls	$11,412,894,676	(55,752)	(0.15)
Puts	$8,668,304,279	(601)	(0.00)*

Total options premium received		(56,353)	(0.15)

Net fair value		$1,149,470	3.16%

* Due to rounding.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment Income:
Interest income	$10,345	$39,073	$63,708

Expenses:
Clearing fees	107,890	107,382	68,487
Professional fees	70,830	88,630	46,111

Total expenses	178,720	196,012	114,598

Net investment income (loss)	(168,375)	(156,939)	(50,890)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(324,409)	4,094,974	(1,554,877)
Change in net unrealized gains (losses) on open positions	498,851	1,870,623	(1,368,940)

Total trading results	174,442	5,965,597	(2,923,817)

Net income (loss)	$6,067	$5,808,658	$(2,974,707)

Net income (loss) per unit (Notes 6)*	$(2.73)	$194.79	$(26.58)

Weighted average units outstanding	31,838.8434	43,702.0434	83,268.2801

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2011, 2010 and 2009

Partners’ Capital
Partners’ Capital at December 31, 2008	$127,474,962
Net income (loss)	(2,974,707)
Subscriptions of 2,270.6919 Redeemable Units	2,531,000
Redemptions of 58,236.2733 Redeemable Units	(64,441,884)
Distribution of interest income to feeder funds	(63,708)

Partners’ Capital at December 31, 2009	62,525,663
Net income (loss)	5,808,658
Subscriptions of 1,323.2790 Redeemable Units	1,536,500
Redemptions of 29,885.2679 Redeemable Units	(33,455,756)
Distribution of interest income to feeder funds	(39,073)

Partners’ Capital at December 31, 2010	36,375,992
Net income (loss)	6,067
Subscriptions of 11,374.8118 Redeemable Units	14,779,311
Redemptions of 8,268.6471 Redeemable Units	(10,834,841)
Distribution of interest income to feeder funds	(10,345)

Partners’ Capital at December 31, 2011	$40,316,184

Net asset value per unit:

2009:	$1,105.52

2010:	$1,299.33

2011:	$1,296.26

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2011

1.    Partnership Organization:

CMF Campbell Master Fund L.P. (the “Master”) is a limited partnership that was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The sectors traded include currencies, energy, grains, indices, metals, livestock, softs, U.S. and non-U.S. interest rates. The Master may sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Master. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Master are made by the Advisor (defined below).

On January 1, 2005 (commencement of trading operations), Potomac Futures Fund L.P., (“Potomac”), Diversified Multi-Advisor Futures Fund L.P. (“Diversified”), Diversified Multi-Advisor Futures Fund L.P. II (“Diversified II”), Global Diversified Futures Fund L.P. (“Global Diversified”) and Diversified 2000 Futures Fund L.P. (“Diversified 2000”) each allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Redeemable Units with cash equal to $172,205,653 and a contribution of open commodity futures and forwards contracts with a fair value of $1,582,992, Diversified purchased 19,621.1422 Redeemable Units with cash equal to $19,428,630 and a contribution of open commodity futures and forwards contracts with a fair value of $192,512, Diversified II purchased 18,800.3931 Redeemable Units with cash equal to $18,587,905 and a contribution of open commodity futures and forwards contracts with a fair value of $212,488, Global Diversified purchased 17,534.8936 Redeemable Units with cash equal to $17,341,826 and a contribution of open commodity futures and forwards contracts with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Redeemable Units with cash equal to $50,768,573 and a contribution of open commodity futures and forwards contracts with a fair value of $587,618. On May 31, 2009, Diversified redeemed its entire investment of 3.5% in the Master, which amounted to 2,972.0800 Redeemable Units totaling $3,229,089. On May 31, 2009, Diversified II redeemed its entire investment of 5.1% in the Master, which amounted to 4,363.4027 Redeemable Units totaling $4,740,726. On February 28, 2010, Diversified 2000 redeemed its entire investment of 8.1% in the Master, which amounted to 4,290.2513 Redeemable Units totaling $4,508,811. On November 30, 2010, Global Diversified redeemed its entire investment of 8.9% in the Master, which amounted to 2,878.0665 Redeemable Units totaling $3,548,386. The Master was formed to permit commodity pools managed now and in the future by Campbell and Company Inc. (the “Advisor”), using the Financial, Metal & Energy Large Portfolio Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

The Master’s sole investor is Potomac as of December 31, 2011 and 2010.

The Master will be liquidated upon the first to occur of the following: December 31, 2024 or under certain other circumstances as defined in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2011

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities.

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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2011 and 2010, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2011

of management’s assumptions and internal valuation pricing models (Level 3).

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,066,186	$1,066,186	$—	$—
Forwards	1,529,276	211,388	1,317,888	—

Total assets	$2,595,462	$1,277,574	$1,317,888	$—

Liabilities
Futures	$474,310	$474,310	$—	$—
Forwards	553,337	53,214	500,123	—

Total liabilities	1,027,647	527,524	500,123	—

Net fair value	$1,567,815	$750,050	$817,765	$—

	December 31, 2010*	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$613,834	$613,834	$—	$—
Forwards	3,200,931	184,969	3,015,962	—
Options purchased	130,648	—	130,648	—

Total assets	$3,945,413	$798,803	$3,146,610	$—

Liabilities
Futures	$253,201	$253,201	$—	$—
Forwards	2,486,389	30,477	2,455,912	—
Options premium received	56,353	—	56,353	—

Total liabilities	2,795,943	283,678	2,512,265	—

Net fair value	$1,149,470	$515,125	$634,345	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2011

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Master may purchase and write (sell) both exchange-listed and over-the-counter (“OTC”), options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated to Potomac at the time of such determination.

i.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2011

deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements.

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

j.	Subsequent Events. The General Partner of the Master evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

k.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Master’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Master will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Master should also provide the disclosures retrospectively for all comparative periods presented. The Master is currently evaluating the impact that the pronouncement would have on the financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2011

l.	Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by Potomac. The Management Agreement may be terminated by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage fees shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2011 and 2010, the amount of cash held by the Master for margin requirements was $4,716,760 and $2,935,375, respectively. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded during the years ended December 31, 2011 and 2010 based on a monthly calculation, were 1,710 and 2,001, respectively. The average number of metals forward contracts traded during the years ended December 31, 2011 and 2010 based on a monthly calculation, were 191 and 106, respectively. The average notional values of currency forward contracts traded during the years ended December 31, 2011 and 2010 based on a monthly calculation, were $544,181,291 and $466,902,853, respectively. The average notional values of currency option contracts traded during the years ended December 31, 2011 and 2010 based on a monthly calculation, were $33,074,590,754 and $39,362,407,918, respectively.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2011

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities.

Assets	December 31, 2011
Futures Contracts
Energy	$120,537
Grains	9,843
Indices	145,602
Interest Rates Non-U.S.	494,099
Interest Rates U.S.	195,796
Livestock	700
Metals	53,895
Softs	45,714

Total unrealized appreciation on open futures contracts	$1,066,186

Liabilities
Futures Contracts
Energy	$(22,122)
Grains	(284,500)
Indices	(13,348)
Interest Rates Non-U.S.	(66,339)
Interest Rates U.S.	(15,441)
Livestock	(10,930)
Softs	(61,630)

Total unrealized depreciation on open futures contracts	$(474,310)

Net unrealized appreciation on open futures contracts	$591,876 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Assets	December 31, 2011
Forward Contracts
Currencies	$1,317,888
Metals	211,388

Total unrealized appreciation on open forward contracts	$1,529,276

Liabilities
Forward Contracts
Currencies	$(500,123)
Metals	(53,214)

Total unrealized depreciation on open forward contracts	$(553,337)

Net unrealized appreciation on open forward contracts	$975,939 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2011

Assets	December 31, 2010
Futures Contracts
Energy	$104,562
Grains	126,606
Interest Rates Non-U.S.	32,933
Interest Rates U.S.	22,063
Indices	110,856
Livestock	700
Metals	97,200
Softs	118,914

Total unrealized appreciation on open futures contracts	$613,834

Liabilities
Futures Contracts
Energy	$(53,380)
Grains	(2,870)
Interest Rates Non-U.S.	(54,423)
Interest Rates U.S.	(24,734)
Indices	(96,645)
Livestock	(1,730)
Metals	(510)
Softs	(18,909)

Total unrealized depreciation on open futures contracts	$(253,201)

Net unrealized appreciation on open futures contracts	$360,633 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Assets	December 31, 2010
Forward Contracts
Currencies	$3,015,962
Metals	184,969

Total unrealized appreciation on open forward contracts	$3,200,931

Liabilities
Forward Contracts
Currencies	$(2,455,912)
Metals	(30,477)

Total unrealized depreciation on open forward contracts	$(2,486,389)

Net unrealized appreciation on open forward contracts	$714,542 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2011

Assets	December 31, 2010
Options Purchased
Currencies	$130,648

Total options purchased	$130,648	***

Liabilities
Options Premiums Received
Currencies	$(56,353)

Total options premiums received	$(56,353	)****

***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

****	This amount is in “Options premiums received, at fair value” on the Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2011, 2010 and 2009.

Sector	2011		2010		2009
Currencies	$(1,676,191)		$1,154,531		$1,997,244
Energy	(654)		(2,224,938)		(974,078)
Grains	(1,289,348)		848,872		(20,375)
Indices	(2,798,200)		(1,688,907)		(1,252,475)
Interest Rates U.S.	2,763,515		2,462,960		(266,706)
Interest Rates Non-U.S.	4,606,413		3,474,074		(2,892,506)
Livestock	(559,360)		(120,460)		—
Metals	(457,498)		886,547		687,827
Softs	(414,235)		1,172,918		(202,748)

Total	$174,442	*****	$5,965,597	*****	$(2,923,817	)*****

*****	This amount is in “Total trading results” on the Statements of Income and Expenses.

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2011

6.    Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$(0.80)	$196.08	$(26.73)
Interest income	0.34	0.98	0.77
Expenses**	(2.27)	(2.27)	(0.62)

Increase (decrease) for the year	(2.73)	194.79	(26.58)
Distribution of interest income to feeder funds	(0.34)	(0.98)	(0.77)
Net asset value per unit, beginning of year	1,299.33	1,105.52	1,132.87

Net asset value per unit, end of year	$1,296.26	$1,299.33	$1,105.52

* Includes clearing fees.
** Excludes clearing fees.
Ratios to average net assets:
Net investment income (loss)***	(0.4)%	(0.3)%	(0.1)%

Operating expenses	0.4%	0.4%	0.1%

Total return	(0.2)%	17.5%	(2.4)%

*** Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.    Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2011

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Master’s counterparty is an exchange or clearing organization.

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

Selected unaudited quarterly financial data for Campbell Master for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$(890,761)	$1,988,352	$445,068	$(1,465,762)
Net income (loss)	$(917,087)	$1,977,294	$430,901	$(1,485,041)
Increase (decrease) in net asset value per unit	$(28.55)	$62.93	$12.60	$(49.71)

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$3,168,765	$3,881,836	$433,967	$(1,587,280)
Net income (loss)	$3,143,736	$3,867,457	$396,273	$(1,598,808)
Increase (decrease) in net asset value per unit	$104.30	$108.15	$7.85	$(25.51)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded, that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information. — None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11.  Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” During the year ended December 31, 2011, CGM earned $2,247,082 in brokerage fees from the Partnership. Management fees of $812,319 were earned by the Advisor for the year ended December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

As of February 29, 2012, the Partnership knows of no person who beneficially owns more than 5% of the Reedemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	337.4926	1.1%

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

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2011 and 2010 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2011	$80,000
2010	$78,400

(2) Audit-Related Fees. None.

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP. for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$25,850

2010	$21,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)

Financial Statements: Statements of Financial Condition at December 31, 2011 and 2010.

Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

Notes to Financial Statements

(2)	Exhibits

	3.1	Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(b)	Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

	(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2011, dated June 1, 2011 (filed herein).

16.1	Letter from KPMG LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008 and incorporated herein by reference).

16.2	Letter from PricewaterhouseCoopers LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 23, 2009 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)

32.1 — Section 1350 Certification (Certification of President and Director)

32.2 — Section 1350 Certification (Certification of Chief Financial Officer)

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
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Colbert Narcisse	/s/ Patrick T. Egan
Walter Davis President and Director Ceres Managed Futures LLC Date: March 30, 2012	Colbert Narcisse Director Ceres Managed Futures LLC Date: March 30, 2012	Patrick T. Egan Director Ceres Managed Futures LLC Date: March 30, 2012

/s/ Brian Centner	/s/ Douglas J. Ketterer	/s/ Alper Daglioglu
Brian Centner Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 30, 2012	Douglas J. Ketterer Director Ceres Managed Futures LLC Date: March 30, 2012	Alper Daglioglu Director Ceres Managed Futures LLC Date: March 30, 2012

/s/ Ian Bernstein	/s/ Harry Handler
Ian Bernstein Director Ceres Managed Futures LLC Date: March 30, 2012	Harry Handler Director Ceres Managed Futures LLC Date: March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.