Form 10-Q
period 2012-03-31
POTOMAC FUTURES FUND LP
filed 2012-05-15
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2012

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

Yes    No X

As of April 30, 2012, 27,265.6519 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Investment in Master, at fair value	$39,369,906	$40,316,184
Cash	210,959	82,623

Total assets	$39,580,865	$40,398,807

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$181,412	$185,161
Management fees	65,342	66,834
Other	194,490	113,301
Redemptions payable	1,155,639	548,767

Total liabilities	1,596,883	914,063

Partners’ Capital:
General Partner, 337.4926 unit equivalents outstanding at March 31, 2012 and December 31, 2011	457,876	448,879
Limited Partners, 27,659.7519 and 29,349.3066 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively	37,526,106	39,035,865

Total partners’ capital	37,983,982	39,484,744

Total liabilities and partners’ capital	$39,580,865	$40,398,807

Net asset value per unit	$1,356.70	$1,330.04

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income allocated from Master	$3,139	$7,384

Expenses:
Expenses allocated from Master	56,894	36,631
Brokerage fees	558,960	526,824
Management fees	201,435	190,385
Other	97,197	60,200

Total expenses	914,486	814,040

Net investment income (loss)	(911,347)	(806,656)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	2,870,592	(197,686)
Change in net unrealized gains (losses) on open contracts allocated from Master	(1,148,450)	(1,258,108)

Total trading results allocated from Master	1,722,142	(1,455,794)

Net income (loss)	810,795	(2,262,450)
Subscriptions — Limited Partners	150,000	5,371,395
Redemptions — Limited Partners	(2,461,557)	(1,969,079)

Net increase (decrease) in Partners’ Capital	(1,500,762)	1,139,866
Partners’ Capital, beginning of period	39,484,744	35,871,031

Partners’ Capital, end of period	$37,983,982	$37,010,897

Net asset value per unit (27,997.2445 and 27,134.8891 units outstanding at March 31, 2012 and 2011, respectively)	$1,356.70	$1,363.96

Net income (loss) per unit*	$26.66	$(83.45)

Weighted average units outstanding	29,225.0703	26,783.8069

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

1.	General:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership which was organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are indirectly traded by the Partnership through its investment in the Master (as defined below) are volatile and involve a high degree of market risk. The Partnership was authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2012, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2012.

As of March 31, 2012 and December 31, 2011, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Equity in trading account:
Cash	$32,180,452	$34,085,954
Cash margin	6,826,202	4,716,760
Net unrealized appreciation on open futures contracts	573,369	591,876
Net unrealized appreciation on open forward contracts	—	975,939

Total assets	$39,580,023	$40,370,529

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$154,004	$—
Accrued expenses:
Professional fees	57,601	54,345

Total liabilities	211,605	54,345

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2012 and December 31, 2011	—	—
Limited Partners, 29,149.8245 and 31,102.0434 units outstanding at March 31, 2012 and December 31, 2011, respectively	39,368,418	40,316,184

Total liabilities and partners’ capital	$39,580,023	$40,370,529

Net asset value per unit	$1,350.55	$1,296.26

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	81	$(124,427)	(0.32)%
Grains	107	122,505	0.31
Indices	512	127,879	0.33
Interest Rates Non-U.S.	1,082	312,593	0.79
Interest Rates U.S.	100	(133,062)	(0.34)
Livestock	1	(950)	(0.00)*
Metals	6	(5,233)	(0.01)
Softs	80	(39,256)	(0.10)

Total futures contracts purchased		260,049	0.66

Futures Contracts Sold
Energy	114	271,240	0.69
Grains	58	(51,620)	(0.13)
Indices	15	45,617	0.12
Interest Rates Non-U.S.	256	(165,851)	(0.42)
Interest Rates U.S.	54	(29,562)	(0.07)
Livestock	30	63,380	0.16
Metals	3	(6,585)	(0.02)
Softs	66	186,701	0.47

Total futures contracts sold		313,320	0.80

Unrealized Appreciation on Open Forward Contracts
Currencies	$57,522,239	575,154	1.46
Metals	47	108,714	0.28

Total unrealized appreciation on open forward contracts		683,868	1.74

Unrealized Depreciation on Open Forward Contracts
Currencies	$78,317,887	(772,817)	(1.96)
Metals	39	(65,055)	(0.17)

Total unrealized depreciation on open forward contracts		(837,872)	(2.13)

Net fair value		$419,365	1.07%

*	Due to rounding.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

* Due to rounding.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income	$3,139	$7,384

Expenses:
Clearing fees	31,618	17,352
Professional fees	25,276	19,279

Total expenses	56,894	36,631

Net investment income (loss)	(53,755)	(29,247)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,870,592	(197,686)
Change in net unrealized gains (losses) on open contracts	(1,148,450)	(1,258,108)

Total trading results	1,722,142	(1,455,794)

Net income (loss)	1,668,387	(1,485,041)
Subscriptions — Limited Partners	150,000	5,371,395
Redemptions — Limited Partners	(2,763,014)	(2,504,344)
Distribution of interest income to feeder funds	(3,139)	(7,384)

Net increase (decrease) in Partners’ Capital	(947,766)	1,374,626
Partners’ Capital, beginning of period	40,316,184	36,375,992

Partners’ Capital, end of period	$39,368,418	$37,750,618

Net asset value per unit (29,149.8245 and 30,215.8214 units outstanding at March 31, 2012 and 2011, respectively)	$1,350.55	$1,249.37

Net income (loss) per unit*	$54.40	$(49.71)

Weighted average units outstanding	30,431.0357	30,239.9191

*	Based on change in net asset value per unit.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses) allocated from Master*	$37.59	$(73.61)
Interest income allocated from Master	0.11	0.28
Expenses **	(11.04)	(10.12)

Increase (decrease) for the period	26.66	(83.45)
Net asset value per unit, beginning of period	1,330.04	1,447.41

Net asset value per unit, end of period	$1,356.70	$1,363.96

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended March 31,
	2012	2011***
Ratio to average net assets:****
Net investment income (loss)	(9.3)%	(8.9)%
Incentive fees	—%	—%

Net investment income (loss) before incentive fees*****	(9.3)%	(8.9)%

Operating expenses	9.3%	8.9%
Incentive fees	—%	—%

Total expenses	9.3%	8.9%

Total return:
Total return before incentive fees	2.0%	(5.8)%
Incentive fees	—%	—%

Total return after incentive fees	2.0%	(5.8)%

***	The ratios are shown net and gross of incentive fees to conform to current period presentation.

****	Annualized (other than incentive fees).

*****	Interest income allocated from the Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses)*	$55.14	$(49.31)
Interest income	0.11	0.25
Expenses **	(0.85)	(0.65)

Increase (decrease) for the period	54.40	(49.71)
Distribution of interest income to feeder funds	(0.11)	(0.25)
Net asset value per unit, beginning of period	1,296.26	1,299.33

Net asset value per unit, end of period	$1,350.55	$1,249.37

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended March 31,
	2012	2011
Ratios to Average Net Assets:***
Net investment income (loss)****	(0.5)%	(0.3)%

Operating expenses	0.6%	0.4%

Total return	4.2%	(3.8)%

***	Annualized.

****	Interest income less total expenses.

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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and on open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet”, have been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2012 and 2011 were 2,314 and 1,149, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2012 and 2011 were 261 and 104, respectively. The monthly average notional values of currency forward contracts during the three months ended March 31, 2012 and 2011 were $281,967,153 and $477,891,035, respectively. The monthly average notional values of currency option contracts during the three months ended March 31, 2012 and 2011 were $0 and $30,370,089,242, respectively. The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of March 31, 2012 and December 31, 2011.

Assets	March 31, 2012
Futures Contracts
Energy	$281,970
Grains	127,295
Indices	386,950
Interest Rates Non-U.S.	361,849
Interest Rates U.S.	22,266
Livestock	63,380
Metals	1,587
Softs	241,830

Total unrealized appreciation on open futures contracts	$1,487,127

Liabilities
Futures Contracts
Energy	$(135,157)
Grains	(56,410)
Indices	(213,454)
Interest Rates Non-U.S.	(215,107)
Interest Rates U.S.	(184,890)
Livestock	(950)
Metals	(13,405)
Softs	(94,385)

Total unrealized depreciation on open futures contracts	$(913,758)

Net unrealized appreciation on open futures contracts	$573,369 *

Assets
Forward Contracts
Currencies	$575,154
Metals	108,714

Total unrealized appreciation on open forward contracts	$683,868

Liabilities
Forward Contracts
Currencies	$(772,817)
Metals	(65,055)

Total unrealized depreciation on open forward contracts	$(837,872)

Net unrealized depreciation on open forward contracts	$(154,004)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

Assets
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

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
Sector	2012	2011
Currencies	$178,272	$(721,447)
Energy	1,626,871	804,281
Grains	(31,299)	(261,074)
Indices	1,437,633	(795,217)
Interest Rates U.S.	(409,487)	(229,757)
Interest Rates Non-U.S.	(818,013)	(378,016)
Livestock	(55,395)	(27,350)
Metals	(533,458)	(130,337)
Softs	327,018	283,123

Total	$1,722,142 ***	$(1,455,794	)***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$39,369,906	$—	$39,369,906	$—

Net fair value	$39,369,906	$—	$39,369,906	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$40,316,184	$—	$40,316,184	$—

Net fair value	$40,316,184	$—	$40,316,184	$—

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

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,487,127	$1,487,127	$—	$—
Forwards	683,868	108,714	575,154	—

Total assets	2,170,995	1,595,841	575,154	—

Liabilities
Futures	$913,758	$913,758	$—	$—
Forwards	837,872	65,055	772,817	—

Total liabilities	1,751,630	978,813	772,817	—

Net fair value	$419,365	$617,028	$(197,663)	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,066,186	$1,066,186	$—	$—
Forwards	1,529,276	211,388	1,317,888	—

Total assets	2,595,462	1,277,574	1,317,888	—

Liabilities
Futures	$474,310	$474,310	$—	$—
Forwards	553,337	53,214	500,123	—

Total liabilities	1,027,647	527,524	500,123	—

Net fair value	$1,567,815	$750,050	$817,765	$—

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicated. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 21.8% to 34.3% of the Partnership’s/Master’s contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Partnership/Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Master to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Master does not consider these contracts to be guarantees.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

Options. The Master may purchase and write (sell) both exchange–listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital decreased 3.8% from $39,484,744 to $37,983,982. This decrease was attributable to the redemption of 1,802.3333 Redeemable Units totaling $2,461,557, which was partially offset by a net gain from operations of $810,795 coupled with the additional subscriptions of 112.7786 Redeemable Units totaling $150,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses commodity interest on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2012, the Master’s capital decreased 2.4% from $40,316,184 to $39,368,418. This decrease was attributable to the redemption of 2,067.9369 units totaling $2,763,014 and distribution of interest income to feeder funds totaling $3,139, which was partially offset by a net gain from operations of $1,668,387 coupled with the additional subscriptions of 115.7180 units totaling $150,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per unit increased 2.0% from $1,330.04 to $1,356.70 as compared to a decrease of 5.8% in the first quarter of 2011. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2012 of $1,722,142. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices and softs and were partially offset by losses in U.S. and non-U.S. interest rates, grains, livestock and metals. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2011 of $1,455,794. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals, and indices and were partially offset by gains in energy and softs.

The most significant gains were recorded within the energy markets during January and March from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced during February from long futures positions in RBOB (unleaded) gasoline, Brent crude, and gas oil as prices increased on concerns over inventory levels and rising tensions in the Middle East. Within the global stock index sector, gains were achieved during January and February from long positions in U.S., European, and Pacific Rim equity index futures as prices were buoyed by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy. Further gains were recorded in this sector during March. Within the agricultural complex, gains were recorded during February and March from short positions in coffee futures as prices declined on signs of abundant supplies from Brazil, the world’s biggest grower of coffee. Additional gains were achieved within the currency markets during January and February from long positions in the New Zealand dollar, Australian dollar, and Canadian dollar versus the U.S. dollar as the value of these commodity-linked currencies moved higher against the U.S. dollar following positive economic news out of China and on optimism Greece will receive a second bailout package, which boosted demand for higher-yielding currencies.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector in February and March from long positions in U.S., Australian, and Japanese fixed-income futures. During February, prices fell amid the aforementioned optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised their U.S. economic outlook. Within the metals markets, losses were recorded primarily in January from short positions in zinc and aluminum futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Smaller losses were experienced in this sector during February and March.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2012 decreased by $4,245, as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2012 as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s account and upon interest rates over which neither the Partnership/Master nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2012 increased by $32,136, as compared to the corresponding period in 2011. The increase in brokerage fees is due to an increase in the average net assets during the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2012 increased by $11,050 as compared to the corresponding period in 2011. The increase in management fees is due to an increase in average net assets during the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2012 and 2011. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value of Risk associated with the Master’s open positions by market category as of March 31, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended March 31, 2012 and for the twelve months ended December 31, 2011 . All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, the Master’s total capitalization was $39,368,418 and the Partnership owned 100.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2012 was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,666,904	4.23%	$2,527,349	$883,986	$1,830,356
Energy	635,650	1.62%	724,900	160,800	515,608
Grains	182,917	0.47%	250,567	43,400	125,896
Indices	1,611,906	4.09%	2,014,273	341,913	1,171,207
Interest Rates U.S.	164,818	0.42%	654,025	23,777	268,448
Interest Rates Non-U.S.	1,552,026	3.94%	2,393,733	142,967	1,480,077
Livestock	36,025	0.09%	37,350	2,450	20,200
Metals	432,833	1.10%	835,646	129,472	395,852
Softs	310,300	0.79%	349,350	69,550	213,817

Total	$6,593,379	16.75%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Master’s total capitalization was $40,316,184 and the Partnership owned 100.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2011 was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, there were additional subscriptions of 112.7786 Redeemable Units totaling $150,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012	772.9908	$1,366.64	N/A	N/A
February 1, 2012 - February 29, 2012	177.5408	$1,405.41	N/A	N/A
March 1, 2012 - March 31, 2012	851.8017	$1,356.70	N/A	N/A
	1,802.3333	$1,365.76

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Mine Safety Disclosures – None.

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2011, dated June 1, 2011 (filed as Exhibit 10.6(c) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis President and Director

Date: May 15, 2012

By:	/s/ Brian Centner Brian Centner Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2012