Form 10-Q
period 2012-09-30
POTOMAC FUTURES FUND LP
filed 2012-11-14
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2012

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

Yes    No X

As of October 31, 2012, 22,772.7578 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Investment in Master, at fair value	$33,053,682	$40,316,184
Cash	145,353	82,623

Total assets	$33,199,035	$40,398,807

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$152,162	$185,161
Management fees	54,886	66,834
Other	115,287	113,301
Redemptions payable	230,736	548,767

Total liabilities	553,071	914,063

Partners’ Capital:
General Partner, 265.4926 and 337.4926 unit equivalents outstanding at September 30, 2012 and December 31, 2011, respectively	370,352	448,879
Limited Partners, 23,137.2628 and 29,349.3066 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	32,275,612	39,035,865

Total partners’ capital	32,645,964	39,484,744

Total liabilities and partners’ capital	$33,199,035	$40,398,807

Net asset value per unit	$1,394.96	$1,330.04

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income allocated from Master	$4,496	$1,260	$11,864	$10,146

Expenses:
Expenses allocated from Master	53,601	40,017	153,655	123,190
Brokerage fees	502,034	594,517	1,595,707	1,696,419
Management fees	181,060	214,985	575,077	613,328
Other	8,700	43,960	141,074	158,005

Total expenses	745,395	893,479	2,465,513	2,590,942

Net investment income (loss)	(740,899)	(892,219)	(2,453,649)	(2,580,796)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	35,724	2,185,528	5,216,672	3,172,922
Change in net unrealized gains (losses) on open contracts allocated from Master	1,851,734	(169,477)	(922,931)	(2,136,724)

Total trading results allocated from Master	1,887,458	2,016,051	4,293,741	1,036,198

Net income (loss)	1,146,559	1,123,832	1,840,092	(1,544,598)
Subscriptions — Limited Partners	613,500	1,365,867	1,114,077	13,549,311
Redemptions — General Partner	(100,437)	0	(100,437)	0
Redemptions — Limited Partners	(5,238,617)	(891,479)	(9,692,512)	(6,620,319)

Net increase (decrease) in Partners’ Capital	(3,578,995)	1,598,220	(6,838,780)	5,384,394
Partners’ Capital, beginning of period	36,224,959	39,657,205	39,484,744	35,871,031

Partners’ Capital, end of period	$32,645,964	$41,255,425	$32,645,964	$41,255,425

Net asset value per unit (23,402.7554 and 29,685.0996 units outstanding at September 30, 2012 and 2011, respectively)	$1,394.96	$1,389.77	$1,394.96	$1,389.77

Net income (loss) per unit*	$42.84	$39.47	$64.92	$(57.64)

Weighted average units outstanding	25,728.3654	29,672.4321	27,573.9692	28,686.5132

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2012, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2012 and 2011 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Equity in trading account:
Cash	$26,713,022	$34,085,954
Cash margin	5,743,812	4,716,760
Net unrealized appreciation on open futures contracts	252,498	591,876
Net unrealized appreciation on open forward contracts	392,386	975,939

Total assets	$33,101,718	$40,370,529

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$49,409	$54,345

Total liabilities	49,409	54,345

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at September 30, 2012 and December 31, 2011	0	0
Limited Partners, 22,899.3596 and 31,102.0434 units outstanding at September 30, 2012 and December 31, 2011, respectively	33,052,309	40,316,184

Total liabilities and partners’ capital	$33,101,718	$40,370,529

Net asset value per unit	$1,443.37	$1,296.26

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	74	$130,890	0.40%
Grains	69	(33,641)	(0.10)
Indices	331	(254,094)	(0.77)
Interest Rates Non-U.S.	989	271,264	0.82
Interest Rates U.S.	322	54,134	0.16
Metals	45	112,378	0.34

Total futures contracts purchased		280,931	0.85

Futures Contracts Sold
Energy	2	(1,770)	(0.01)
Interest Rates Non-U.S.	33	(4,320)	(0.01)
Livestock	45	(9,420)	(0.03)
Softs	32	(12,923)	(0.04)

Total futures contracts sold		(28,433)	(0.09)

Unrealized Appreciation on Open Forward Contracts
Currencies	$153,618,926	1,615,422	4.89
Metals	211	461,497	1.39

Total unrealized appreciation on open forward contracts		2,076,919	6.28

Unrealized Depreciation on Open Forward Contracts
Currencies	$139,362,724	(1,227,374)	(3.71)
Metals	128	(457,159)	(1.38)

Total unrealized depreciation on open forward contracts		(1,684,533)	(5.09)

Net fair value		$644,884	1.95%

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

* Due to rounding.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$4,496	$1,260	$11,864	$10,146

Expenses:
Clearing fees	35,758	28,959	96,480	78,686
Professional fees	17,843	11,058	57,175	44,504

Total expenses	53,601	40,017	153,655	123,190

Net investment income (loss)	(49,105)	(38,757)	(141,791)	(113,044)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	35,724	2,185,528	5,216,672	3,172,922
Change in net unrealized gains (losses) on open contracts	1,851,734	(169,477)	(922,931)	(2,136,724)

Total trading results	1,887,458	2,016,051	4,293,741	1,036,198

Net income (loss)	1,838,353	1,977,294	4,151,950	923,154
Subscriptions — Limited Partners	613,500	1,365,867	1,114,077	13,549,311
Redemptions — Limited Partners	(6,882,649)	(2,093,191)	(12,518,038)	(9,015,200)
Distribution of interest income to feeder funds	(4,496)	(1,260)	(11,864)	(10,146)

Net increase (decrease) in Partners’ capital	(4,435,292)	1,248,710	(7,263,875)	5,447,119
Partners’ Capital, beginning of period	37,487,601	40,574,401	40,316,184	36,375,992

Partners’ Capital, end of period	$33,052,309	$41,823,111	$33,052,309	$41,823,111

Net asset value per unit (22,899.3596 and 31,569.1481 units outstanding at September 30, 2012 and 2011, respectively)	$1,443.37	$1,324.81	$1,443.37	$1,324.81

Net income (loss) per unit*	$70.83	$62.93	$147.54	$25.82

Weighted average units outstanding	26,778.5546	32,038.1060	28,530.8988	31,825.4520

*	Based on change in net asset value per unit.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses) allocated from Master*	$50.74	$48.52	$92.29	$(29.48)
Interest income allocated from Master	0.17	0.05	0.43	0.38
Expenses **	(8.07)	(9.10)	(27.80)	(28.54)

Increase (decrease) for the period	42.84	39.47	64.92	(57.64)
Net asset value per unit, beginning of period	1,352.12	1,350.30	1,330.04	1,447.41

Net asset value per unit, end of period	$1,394.96	$1,389.77	$1,394.96	$1,389.77

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011***	2012	2011***
Ratio to average net assets:****
Net investment income (loss)	(8.5)%	(8.5)%	(8.8)%	(8.7)%
Incentive fees	0%	0%	0%	0%

Net investment income (loss) before incentive fees*****	(8.5)%	(8.5)%	(8.8)%	(8.7)%

Operating expenses	8.5%	8.5%	8.8%	8.7%
Incentive fees	0%	0%	0%	0%

Total expenses	8.5%	8.5%	8.8%	8.7%

Total return:
Total return before incentive fees	3.2%	2.9%	4.9%	(4.0)%
Incentive fees	0%	0%	0%	0%

Total return after incentive fees	3.2%	2.9%	4.9%	(4.0)%

***	The ratios are shown net and gross of incentive fees to conform to current period presentation.

****	Annualized (other than incentive fees).

*****	Interest income allocated from the Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses)*	$71.37	$63.24	$149.18	$26.92
Interest income	0.17	0.04	0.43	0.34
Expenses **	(0.71)	(0.35)	(2.07)	(1.44)

Increase (decrease) for the period	70.83	62.93	147.54	25.82
Distribution of interest income to feeder funds	(0.17)	(0.04)	(0.43)	(0.34)
Net asset value per unit, beginning of period	1,372.71	1,261.92	1,296.26	1,299.33

Net asset value per unit, end of period	$1,443.37	$1,324.81	$1,443.37	$1,324.81

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Ratios to Average Net Assets:***
Net investment income (loss)****	(0.5)%	(0.4)%	(0.5)%	(0.4)%

Operating expenses	0.6%	0.4%	0.5%	0.4%

Total return	5.2%	5.0%	11.4%	2.0%

***	Annualized.

****	Interest income less total expenses.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2012 and 2011 were 2,236 and 1,673, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2012 and 2011 were 2,056 and 1,614, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2012 and 2011 were 449 and 238, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2012 and 2011 were 322 and 167, respectively. The monthly average notional values of currency forward contracts during the three months ended September 30, 2012 and 2011 were $405,896,707 and $660,781,804, respectively. The monthly average notional values of currency forward contracts during the nine months ended September 30, 2012 and 2011 were $341,579,439 and $615,634,709, respectively. The monthly average notional values of currency option contracts during the three months ended September 30, 2012 and 2011 were $0 and $39,274,753,998, respectively. The monthly average notional values of currency option contracts during the nine months ended September 30, 2012 and 2011 were $0 and $44,099,454,339, respectively. The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

Assets	September 30, 2012
Futures Contracts
Energy	$138,307
Grains	31,394
Indices	26,597
Interest Rates Non-U.S.	285,983
Interest Rates U.S.	79,189
Livestock	8,100
Metals	119,695
Softs	8,545

Total unrealized appreciation on open futures contracts	$697,810

Liabilities
Futures Contracts
Energy	$(9,187)
Grains	(65,035)
Indices	(280,691)
Interest Rates Non-U.S.	(19,039)
Interest Rates U.S.	(25,055)
Livestock	(17,520)
Metals	(7,317)
Softs	(21,468)

Total unrealized depreciation on open futures contracts	$(445,312)

Net unrealized appreciation on open futures contracts	$252,498 *

Assets
Forward Contracts
Currencies	$1,615,422
Metals	461,497

Total unrealized appreciation on open forward contracts	$2,076,919

Liabilities
Forward Contracts
Currencies	$(1,227,374)
Metals	(457,159)

Total unrealized depreciation on open forward contracts	$(1,684,533)

Net unrealized appreciation on open forward contracts	$392,386 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
Sector	2012	2011	2012	2011
Currencies	$238,122	$(1,683,768)	$(271,416)	$(1,166,638)
Energy	117,288	(552,413)	720,115	(428,277)
Grains	718,121	(470,666)	569,227	(881,655)
Indices	834,805	(745,242)	943,831	(2,131,747)
Interest Rates U.S.	250,328	1,682,966	746,316	2,517,194
Interest Rates Non-U.S.	124,096	3,937,196	1,600,256	3,697,786
Livestock	(177,390)	(100,880)	(264,940)	(249,630)
Metals	(14,512)	343,462	(325,329)	8,029
Softs	(203,400)	(394,604)	575,681	(328,864)

Total	$1,887,458 ***	$2,016,051 ***	$4,293,741 ***	$1,036,198 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards [(“IFRS”)].” The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$33,053,682	$—	$33,053,682	$—

Net fair value	$33,053,682	$—	$33,053,682	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$40,316,184	$—	$40,316,184	$—

Net fair value	$40,316,184	$—	$40,316,184	$—

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$697,810	$697,810	$—	$—
Forwards	2,076,919	461,497	1,615,422	—

Total assets	2,774,729	1,159,307	1,615,422	—

Liabilities
Futures	$445,312	$445,312	$—	$—
Forwards	1,684,533	457,159	1,227,374	—

Total liabilities	2,129,845	902,471	1,227,374	—

Net fair value	$644,884	$256,836	$388,048	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,066,186	$1,066,186	$—	$—
Forwards	1,529,276	211,388	1,317,888	—

Total assets	2,595,462	1,277,574	1,317,888	—

Liabilities
Futures	$474,310	$474,310	$—	$—
Forwards	553,337	53,214	500,123	—

Total liabilities	1,027,647	527,524	500,123	—

Net fair value	$1,567,815	$750,050	$817,765	$—

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicated. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 21.5% to 40.0% of the Partnership’s/Master’s contracts are traded OTC.

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

September 30, 2012

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

September 30, 2012

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 17.3% from $39,484,744 to $32,645,964. This decrease was attributable to the redemption of 7,014.3208 Redeemable Units totaling $9,692,512 and 72.0000 General Partner unit equivalents were redeemed totaling $100,437, which was partially offset by net income of $1,840,092, coupled with the subscriptions of 802.2770 Redeemable Units totaling $1,114,077. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2012, the Master’s capital decreased 18.0% from $40,316,184 to $33,052,309. This decrease was attributable to the redemption of 8,996.7288 units totaling $12,518,038 and distribution of interest income to feeder funds totaling $11,864, which was partially offset by net income of $4,151,950, coupled with the subscriptions of 794.0450 units totaling $1,114,077. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per unit increased 3.2% from $1,352.12 to $1,394.96 as compared to an increase of 2.9% in the third quarter of 2011. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2012 of $1,887,458. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, U.S. and non-U.S. interest rates and were partially offset by losses in livestock, metals and softs. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $2,016,051. Gains were primarily attributable to the Master’s trading of commodity futures in U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, energy, grains, indices, livestock and softs.

The most significant gains were recorded within the global stock index sector during August and September from long positions in U.S. and European equity index futures as prices moved higher on better-than-expected reports of U.S. corporate earnings and after the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Within the global interest rate sector, gains were achieved during July from long positions in European and U.S. fixed income futures as prices advanced on concern the global economic recovery is slowing. Within the agricultural complex, gains were experienced during July from long futures positions in corn, wheat, and soybeans as prices rose after a heat wave and drought in the U.S. Midwest threatened to limit output. Gains were also recorded within the currency markets during July from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies declined against the U.S. dollar after European Central Bank President Mario Draghi said the euro-zone still faces risks after policy makers cut interest rates to a record low. Within the energy sector, gains were achieved during August from long futures positions in RBOB (unleaded) gasoline and heating oil as prices advanced on speculation of increased energy demand.

During the Partnership’s nine months ended September 30, 2012, the net asset value per unit increased 4.9% from $1,330.04 to $1,394.96 as compared to a decrease of 4.0% in the nine months ended September 30, 2011. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2012 of $4,293,741. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in currencies, livestock and metals. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2011 of $1,036,198. Gains were primarily attributable to the Master’s trading of commodity futures in U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, energy, grains, indices, livestock and softs.

The most significant gains were recorded within the global interest rate sector during April and May from long positions in European and U.S. fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern central banks and politicians are failing to contain the European debt crisis. During July, long positions in European and U.S. fixed income futures resulted in further gains as prices climbed higher on concern the global economic recovery is slowing. Within the global stock index markets, gains were achieved during January and February from long positions in U.S., European, and Pacific Rim equity index futures as prices were buoyed by better-than-expected economic reports in these regions. Gains were also recorded during August and September from long positions in U.S. and European equity index futures as prices moved higher on better-than-expected reports of U.S. corporate earnings and after the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Within the agricultural complex, gains were recorded during February and March from short positions in coffee futures as prices declined on signs of abundant supplies from Brazil, the world’s biggest grower of coffee. During July, long futures positions in corn, wheat, and soybeans resulted in additional gains as prices rose after a heat wave and drought in the U.S. Midwest threatened to limit output. Gains were experienced within the energy markets during January and March from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced during February from long futures positions in RBOB (unleaded) gasoline, Brent crude, and gas oil as prices increased on concerns over inventory levels and rising tensions in the Middle East. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the metals markets, primarily in January, from short positions in zinc and aluminum futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Smaller losses were experienced in this sector during February and March. Within the currency sector, losses were recorded during March from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these commodity-linked currencies fell against the U.S. dollar amid concern about slowing growth in China. Additional currency losses were experienced during June from short positions in the euro, Swiss franc, and British pound versus the U.S. dollar as the value of these European currencies increased against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. During August, short positions in the Swiss franc and euro versus the U.S. dollar resulted in losses as the value of these European currencies moved higher against the U.S. dollar.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2012 increased by $3,236 and $1,718, respectively, as compared to the corresponding periods in 2011. The increase in interest income is due to higher U.S. Treasury bill rates during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s account and upon interest rates over which neither the Partnership/Master nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2012 decreased by $92,483 and $100,712, respectively, as compared to the corresponding periods in 2011. The decrease in brokerage fees is due to a decrease in the average net assets during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2012 decreased by $33,925 and $38,251, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to a decrease in average net assets during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2012 and 2011. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011 . All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, the Master’s total capitalization was $33,052,309 and the Partnership owned 100.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2012 was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,095,452	6.34%	$3,018,274	$769,857	$2,184,612
Energy	312,250	0.95%	384,825	37,701	252,612
Grains	168,750	0.51%	402,225	54,881	262,775
Indices	1,100,474	3.33%	1,632,915	315,201	1,069,100
Interest Rates U.S.	272,475	0.82%	285,150	46,645	263,607
Interest Rates Non-U.S.	1,175,453	3.56%	1,786,819	670,319	1,318,552
Livestock	55,650	0.17%	59,450	12,690	36,955
Metals	714,703	2.16%	1,410,134	372,974	713,356
Softs	83,200	0.25%	190,500	35,050	135,700

Total	$5,978,407	18.09%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. CGM may establish reserves from time to time in connections with such actions. Additional lawsuits containing claims similar to those described above may be filed in the future.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2012, there were additional subscriptions of 438.3277 Redeemable Units totaling $613,500. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	208.0810	$1,425.84	N/A	N/A
August 1, 2012 - August 31, 2012	3,453.4040	$1,393.30	N/A	N/A
September 1, 2012 - September 30, 2012	93.4070	$1,394.96	N/A	N/A
	3,754.8920	$1,395.14

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

The registrant does not have a board of directors. The registrant’s general partner, Ceres Managed Futures LLC (“CMF”), is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of CMF.

Damian George, age 45, has been a Director of the general partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the general partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed herein).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2011, dated June 1, 2011 (filed as Exhibit 10.6(c) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis President and Director

Date: November 14, 2012

By:	/s/ Damian George Damian George Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 14, 2012