Form 10-K
period 2012-12-31
POTOMAC FUTURES FUND LP
filed 2013-03-27
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(855) 672-4468

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes               No X

Limited Partnership Redeemable Units with an aggregate value of $35,768,629 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2013, 21,391.3878 Limited Partnership Redeemable Units were outstanding.

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

Beginning April 22, 1997, 200,000 redeemable units of limited partnership interest (“Redeemable Units”) were offered to qualified investors at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between April 22, 1997 (commencement of the offering period) and September 30, 1997, 1,383 Redeemable Units were sold. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner’s contribution of $1,400,000 to the Partnership’s trading account on October 1, 1997 when the Partnership commenced trading. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2012, 2011 and 2010 are reported in the Statements of Changes in Partners’ Capital on page 37 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2012, all trading decisions for the Partnership are made by the Advisor (defined below).

On January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P. (the “Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (“Campbell” or the “Advisor”) using the Campbell Managed Futures Portfolio (formerly, Financial, Metal and Energy Large Portfolio), a proprietary, systematic trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 24 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the general partner of the Master. The Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

For the period January 1, 2012 through December 31, 2012, the approximate average market sector allocation for the Partnership was as follows:

As of December 31, 2012 and 2011, the Partnership owned approximately 100.0% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 6.5% per year of month-end Net Assets, allocated pro rata from the Master, in lieu of brokerage fees on a per trade basis. Effective December 1, 2010, the Partnership reduced the monthly brokerage fee paid to CGM to 5.5% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, the incentive fee accrual, the management fee, other expenses and any redemptions or distributions as of the end of such month. Prior to September 1, 2012 the General Partner paid (out of its own funds) a service fee to CGM. Effective September 1, 2012, the Partnership, through its investment in the Master, will pay CGM a service fee equal to $1 per round-turn for futures transactions, an equivalent amount for swaps and $0.50 per side for options transactions. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. All National Futures Association (“NFA”) fees, exchange, clearing, service, user, give-up and floor brokerage fees (collectively the “clearing fees”) will be borne by the Master and allocated to the Partnership through its investment in the Master. All of the Partnership’s assets not held in the Master’s account at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury Bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury Bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Customer Agreement may be terminated upon notice by either party.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment: speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2012 was $29,093,558.

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

2.	The Advisor, the Partnership’s/Master’s commodity broker and their respective principals and affiliates may trade in commodity interests for their own accounts; and

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.

Investing in units might not provide the desired diversification of an investor’s overall portfolio.

One of the Partnership’s objectives is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership achieving positive returns and such returns being independent of stock and bond market returns.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and/or U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

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

Citigroup Inc., the ultimate parent company to CGM, files annual reports and quarterly reports with the SEC. These reports disclose information about various matters in which Citigroup Inc. and CGM may be parties, including information about any litigation or regulatory investigations. Such annual reports and quarterly reports are available on the website of the SEC (http://www.sec.gov/). Actions with respect to CGM’s futures commission merchant business are publicly available on the website of NFA (http://www.nfa.futures.org/).

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

A number of other individual actions have been settled, including, on January 21, 2009, the parties settled VANGUARD BALANCED INDEX FUND, ET AL. v. CITIGROUP, ET AL., an action filed in 2003 in Pennsylvania state court by certain investment funds, and asserting claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. The case had been coordinated with NEWBY, ET AL. v. ENRON CORP., ET AL., which was settled in 2006, until it was remanded to the United States District Court for the Eastern District of Pennsylvania in June 2008. Pursuant to the settlement, the case was voluntarily dismissed on February 4, 2009.

On May 14, 2009, a settlement agreement was executed among the parties in D K ACQUISITION PARTNERS, L.P., ET AL. v. J.P. MORGAN CHASE & CO., ET AL. and AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN CHASE & CO., ET AL. On June 3, 2009, a settlement agreement was executed among the parties in UNICREDITO ITALIANO, SpA, ET AL. v. J.P. MORGAN CHASE BANK, ET AL. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.

WorldCom, Inc.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom’s former auditors — in a consolidated class action (IN RE WORLDCOM, INC. SECURITIES LITIGATION) brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002. The class settlement became final in March 2006.

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

Research

Customer Class Actions

In March 2004, an alleged research-related customer class action alleging various state law claims on behalf of Smith Barney customers arising out of the issuance of allegedly misleading research analyst reports, DISHER v. CITIGROUP GLOBAL MARKETS INC., was filed in Illinois state court. Citigroup removed this action to federal court, and in August 2005 the United States Court of Appeals for the Seventh Circuit reversed the District Court’s August 2004 order remanding the case to state court, and directed the District Court to dismiss plaintiffs’ claims as preempted. On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the Seventh Circuit’s opinion and remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court’s decision in Kircher v. Putnam Funds Trust. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the District Court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On March 2, 2007, the District Court vacated its 2005 order dismissing the case and remanded the action to Illinois state court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. On October 13, 2011, the court entered an order dismissing with prejudice all class action claims asserted in DISHER v. CITIGROUP GLOBAL MARKETS INC., holding that the claims were precluded under the Securities Litigation Uniform Standards Act of 1998. The court granted leave for lead plaintiff to file an amended complaint asserting only his individual state-law claims within 21 days. An amended complaint was not filed within the 21-day period. The alleged representative plaintiff has filed a notice of appeal from the court’s October 13, 2011 order. On February 3, 2012, the Illinois Appellate Court dismissed plaintiff’s appeal in DISHER v. CITIGROUP GLOBAL MARKETS INC. for lack of a final, appealable judgment, and the Circuit Court entered a final judgment dismissing the action on February 14, 2012. No appeal from that judgment has been filed.

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

Telecommunications Research Class Actions

Beginning in May 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants in a series of alleged class action lawsuits and arbitration demands by purchasers of various securities, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934 for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research. The Citigroup research analyst reports concerned seven issuers: AT&T Corp. (“AT&T”), Winstar Communications, Inc. (“Winstar”), Level 3 Communications, Inc. (“Level 3”), Metromedia Fiber Network, Inc. (“MFN”), XO Communications, Inc. (“XO”), Williams Communications Group Inc. (“Williams”), and Focal Communications, Inc. (“Focal”). These alleged class actions were assigned to a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court consolidated these actions into seven separate proceedings corresponding to the seven issuers of securities involved.

On January 6, 2005, the District Court granted in part and denied in part Citigroup’s motion to dismiss the claims against it in the MFN action, In re SALOMON ANALYST METROMEDIA LITIGATION. On June 20, 2006, the District Court certified the plaintiff class in the M FN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit, and oral argument was held in January 2008. On September 30, 2008, the District Court’s class certification decision was vacated on appeal by the United States Court of Appeals for the Second Circuit. On October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period; the settlement was preliminarily approved by the District Court on November 19, 2008. On February 27, 2009, the District Court approved the class action settlement, and entered a final judgment dismissing the action with prejudice.

Credit-Crisis-Related Litigation and Other Matters

Citigroup and certain of its subsidiaries have been named as defendants in numerous legal actions and other proceedings asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Such matters include, among other types of proceedings, claims asserted by: (i) individual investors and purported classes of investors in Citigroup’s common and preferred stock and debt, alleging violations of the federal securities laws, foreign laws, state securities and fraud law, and the Employee Retirement Income Security Act (“ERISA”); (ii) individual investors and purported classes of investors in, and issuers of, auction rate securities alleging violations of the federal securities and antitrust laws; (iii) counterparties to significant transactions adversely affected by developments in the credit and subprime markets; (iv) individual investors and purported classes of investors in securities and other investments underwritten, issued or marketed by Citigroup, including securities issued by other public companies, collateralized debt obligations (“CDOs”), mortgage-backed securities (“MBS”), auction-rate securities (“ARS”), investment funds, and other structured or leveraged instruments, which have suffered losses as a result of the credit crisis; (v) municipalities, related entities and individuals asserting public nuisance claims; and (vi) individual borrowers asserting claims related to their loans. These matters have been filed in state and federal courts across the U.S. and in foreign tribunals, as well as in arbitrations before Financial Industry Regulatory Authority (“FINRA”) and other arbitration associations.

In addition to these litigations and arbitrations, Citigroup continues to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency (“FHFA”) , state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other federal and state government agencies and authorities in connection with various formal and informal (and, in many instances, industry-wide) inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing, and underwriting of CDOs and MBS, and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.

Regulatory Actions: On October 19, 2011, in connection with its industry wide investigation concerning CDO-related business activities, the SEC filed a complaint in the United States District Court for the Southern District of New York regarding Citigroup’s structuring and sale of the Class V Funding III CDO transaction (“Class V”), which alleged that CGM negligently failed to disclose in the Class V offering documents that CGM played a role in the asset selection process for the transaction and retained a short position in certain of those assets. On the same day, the SEC and Citigroup announced a settlement of the SEC’s claims, subject to judicial approval, and the SEC filed a proposed final judgment pursuant to which Citigroup’s U.S. broker-dealer CGM agreed to disgorge $160 million and to pay $30 million in prejudgment interest and a $95 million penalty. On November 28, 2011, the district court issued an order refusing to approve the proposed settlement and ordering trial to begin on July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and CGM filed notices of appeal from the district court’s November 28 order. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGM.

Federal and state regulators, including the SEC, also have served subpoenas or otherwise requested information related to Citigroup’s issuing, sponsoring, or underwriting of MBS. These inquiries include a subpoena from the Civil Division of the Department of Justice that Citigroup received on January 27, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Beginning in November 2007, Citigroup and a number of current and former officers, directors, and employees have been named as defendants in a variety of class action and individual securities lawsuits brought by Citigroup shareholders, investors in Citigroup’s equity and debt securities, counterparties and others concerning Citigroup’s activities relating to subprime mortgages, including Citigroup’s disclosures regarding its exposure to CDOs, MBS, and structured investment vehicles (“SIVs”), Citigroup’s underwriting activity for subprime mortgage lenders, and Citigroup’s more general involvement in subprime- and credit-related activities.

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

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, as amended, but denying defendants’ motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class is pending. Plaintiffs have not yet quantified the alleged class’ alleged damages. Because of the preliminary stage of the proceedings, Citigroup cannot at this time estimate the possible loss or range of loss, if any, for this action or predict the timing of its eventual resolution.

On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933, as amended -BUCKINGHAM v. CITIGROUP INC., ET AL. and CHEN v. CITIGROUP INC., ET AL. and were later designated as related to IN RE CITIGROUP INC. BOND LITIGATION. On May 7, 2009, BUCKINGHAM and CHEN were consolidated with IN RE CITIGROUP INC. BOND LITIGATION.

On April 9, 2009, another case asserting violations of the Securities Act of 1933, as amended -PELLEGRINI v. CITIGROUP INC., ET AL.-was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the PELLEGRIN I action be designated as related to IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION. On May 11, 2009, an alleged class action ASHER, ET AL. v.

CITIGROUP INC., ET AL. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933, as amended in connection with plaintiffs’ investments in certain offerings of preferred stock issued by Citigroup. On May 15, 2009, plaintiffs in IN RE CITIGROUP INC. BOND LITIGATION requested that ASH ER and PELLEGRINI be consolidated with IN RE CITIGROU P INC. BOND LITIGATION. On August 31, 2009, ASH ER and PELLEGRINI were consolidated with IN RE CITIGROUP INC. BOND LITIGATION.

On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933, as amended and the Securities Exchange Act of 1934- BRECHER v. CITIGROUP INC., ET AL. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the BRECHER action to the Southern District of New York for coordinated pre-trial proceedings with IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION. On August 7, 2009, the Judicial Panel on Multidistrict Litigation transferred BRECHER, ET AL. v. CITIGROUP INC., ET AL. to the Southern District of New York for coordination with IN RE CITIGROUP INC. SECURITIES LITIGATION.

On April 17, 2009, an alleged class action BRECHER, ET AL. v. CGM, ET AL. was filed in California state court asserting claims against Citigroup, CGM, and certain of the Citigroup’s current and former directors under California’s Business and Professions Code and Labor Code, as well as under California common law, relating to, among other things, losses incurred on common stock awarded to Smith Barney financial advisors in connection with the execution of their employment contracts. On May 19, 2009, an amended complaint was filed. On July 9, 2009, the Judicial Panel on Multidistrict Litigation was notified that BRECHER, ET AL. v. CGM, ET AL. is a potential tag-along action to IN RE CITIGROUP, INC. SECURITIES LITIGATION. On July 15, 2009, after having removed the case to the United States District Court for the Southern District of California, defendants filed motions to dismiss the complaint and to stay all further proceedings pending resolution of the tag-along petition. On July 22, 2009, plaintiffs in BRECHER, ET AL. v. CGM, ET AL. voluntarily dismissed the claims against the individual defendants and moved to remand the remaining action against Citigroup, CGM, and the Personnel and Compensation Committee to state court. On September 8, 2009, the United States District Court for the Southern District of California ordered that defendants show cause as to why there was federal jurisdiction over the case. On September 17, 2009, defendants responded to the district court’s order.

On August 19, 2009, KOCH, ET AL. v. CITIGROUP INC., ET AL., an alleged class action, was filed in the United States District Court for the Southern District of California on behalf of participants in Citigroup’s Voluntary FA Capital Accumulation Program (“FA CAP Program”) against various defendants, including Citigroup and CGM, asserting claims under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, and Minnesota state law in connection with plaintiffs’ acquisition of certain securities through the FA CAP Program. On September 30, 2009, the Judicial Panel on Multidistrict Litigation conditionally transferred KOCH to the United States District Court for the Southern District of New York as a potential tag-along to IN RE CITIGROUP INC. SECURITIES LITIGATION. On October 8, 2009, a consolidated amended complaint was filed in BRECHER, ET AL. v. CITIGROUP INC., ET AL. in the United States District Court for the Southern District of New York, asserting claims under the federal securities laws and Minnesota and California state law. The complaint purports to consolidate the similar claims asserted in KOCH.

In the consolidated action, lead plaintiffs assert claims on behalf of an alleged class of participants in Citigroup’s Voluntary Financial Advisor Capital Accumulation Plan from November 2006 through January 2009. On June 7, 2011, the district court granted defendants’ motion to dismiss the complaint and subsequently entered judgment. On November 14, 2011, the district court granted in part plaintiffs’ motion to alter or amend the judgment and granted plaintiffs leave to amend the complaint. On November 23, 2011, plaintiffs filed an amended complaint alleging violations of Section 12 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934. Defendants filed a motion to dismiss certain of plaintiffs’ claims on December 21, 2011.

Several institutions and sophisticated investors that purchased debt and equity securities issued by Citigroup and related issuers have also filed actions on their own behalf against Citigroup and certain of its subsidiaries in the Southern District of New York and the Court of Common Pleas for Philadelphia County. These actions assert claims similar to those asserted in the IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION actions described above. Collectively, these investors seek damages exceeding $1 billion. On June 8, 2012, defendants filed an interlocutory appeal in the United States Court of Appeals for the Second Circuit from the district court’s decision in INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL., holding that the tolling doctrine set forth in American Pipe & Construction Co. v. Utah, 414 U.S. 538 (1974), applies to the statute of repose in the Securities Act of 1933, as amended.

Other Matters:

Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM also has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of alleged classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended.

AIG. Beginning in October 2008, four alleged class actions were filed in the United States District Court for the Southern District of New York by American International Group, Inc. (“AIG”) investors and shareholders. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of AIG debt securities and common stock, some of which were underwritten by CGM. On March 20, 2009, the four alleged class actions were consolidated by the United States District Court for the Southern District of New York under the caption IN RE AMERICAN INTERNATIONAL GROUP, INC. 2008 SECURITIES LITIGATION. Plaintiffs filed a consolidated amended complaint on May 19, 2009, which includes two Citigroup affiliates among the underwriter defendants. On August 5, 2009, the underwriter defendants, including CGM and CGML, moved to dismiss the consolidated amended complaint.

Ambac Financial Group. On May 9, 2008, four alleged class actions brought by shareholders of Ambac Financial Group, Inc., pending in the United States District Court for the Southern District of New York, were consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION. On August 22, 2008, plaintiffs filed a consolidated amended class action complaint alleging violations of Sections 11 and 12 of the Securities Act of 1933, as amended arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of Ambac securities, some of which were underwritten by CGM. Defendants filed a motion to dismiss the complaint on October 21, 2008. On December 3, 2010, plaintiffs and the underwriter defendants, including Citigroup, entered into a memorandum of understanding settling all claims against Citigroup subject to the entry of a final stipulation of settlement and court approval. On May 6, 2011, plaintiffs and the underwriter defendants, including Citigroup, in IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION signed formal stipulations of settlement, which were submitted to the court for preliminary approval. On June 14, 2011, the court entered an order preliminarily approving the proposed settlement. On September 28, 2011, the district court approved the settlement between plaintiffs and defendants, including Citigroup, in IN RE AMBAC FINANCIAL GROUP INC. SECURITIES LITIGATION and judgment was entered. A member of the settlement class has appealed the judgment to the United States Court of Appeals for the Second Circuit. On December 22, 2011, the underwriter defendants moved to dismiss the appeal. On March 21, 2012, the United States Court of Appeals for the Second Circuit granted the underwriters, motion to dismiss an appeal seeking to challenge the district court’s approval of the underwriters, settlement of IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION.

American Home Mortgage. On March 21, 2008, 19 alleged class actions brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York, were consolidated under the caption IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION. On June 3, 2008, plaintiffs filed a consolidated amended complaint, alleging violations of Sections 11 and 12 of the Securities Act of 1933, as amended arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with two offerings of American Home Mortgage securities underwritten by CGM, among others. Defendants, including Citigroup and CGM, filed a motion to dismiss the complaint on September 12, 2008. On July 7, 2009, lead plaintiffs filed a motion for preliminary approval of settlements reached with all defendants (including Citigroup and CGM). On July 31, 2009, the District Court entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM).

On July 27, 2009, UTAH RETIREMENT SYSTEMS v. STRAUSS, ET AL. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933, as amended and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM. This matter has been settled.

Countrywide. Citigroup has been named in several alleged class actions lawsuits alleging violations of Section 11 and 12 of the Securities Act of 1933, as amended relating to its role as one of numerous underwriters of offerings of securities and mortgage pass-through certificates issued by Countrywide. The lawsuits include a consolidated action filed in the United States District Court for the Central District of California and two other lawsuits pending in the Superior Court of the California, Los Angeles County.

Lehman. Citigroup has been named in several alleged class action lawsuits alleging violations of Section 11 and 12 of the Securities Act of 1933, as amended relating to its role as one of numerous underwriters of offerings of securities issued by Lehman Brothers. The lawsuits are currently pending in the United States District Courts for the Southern District of New York, the Eastern District of New York and the Eastern and Western Districts of Arkansas. On May 2, 2012, the United States District Court for the Southern District of New York entered a judgment approving a stipulation of settlement with the underwriter defendants, including Citigroup, in IN RE LEHMAN BROTHERS EQUITY/DEBT SECURITIES LITIGATION.

Fannie Mae. Beginning in August 2008, CGM, along with a number of other financial institutions, was named as a defendant in eight complaints filed by shareholders of Federal National Mortgage Association (“Fannie Mae”) in connection with the underwriting of three offerings of Fannie Mae stock during 2007 and 2008. CGM, along with the other defendants, moved to dismiss three of the suits that alleged violations of Section 12(a)(2) of the Securities Act of 1933, as amended. The remaining actions allege violations of Section 10(b) of the Securities Exchange Act. On January 29, 2009, the U.S. Judicial Panel on Multidistrict Litigation heard oral argument on whether all lawsuits pending against CGM and several other lawsuits pending against other defendants should be consolidated.

Freddie Mac. CGM, along with a number of other financial institutions, has been named as a defendant in two lawsuits pending in the United States District Court for the Southern District of New York brought by Freddie Mac shareholders who purchased preferred shares traceable to a November 2007 offering of Z Preferred Shares. Plaintiffs allege violations of Section 12(a)(2) of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934 because the offering materials failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting procedures and risk management, and the resulting negative impact to Freddie’s capital.

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

Counterparty and Investor Actions. Citigroup and certain of its subsidiaries have been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities.

Ambac: Counterparties to transactions involving CDOs, SIVs, credit default swaps (“CDS”), and other instruments related to investments in MBS have sued Citigroup on a variety of theories. On August 3, 2009, one such counterparty filed an action — AMBAC CREDIT PRODUCTS, LLC v. CITIGROUP INC., et al. — in New York Supreme Court, County of New York, alleging various claims including fraud and breach of fiduciary duty in connection with Citigroup’s purchase of CDS from Ambac as credit protection for a $1.95 billion super-senior tranche of a CDO structured by Citigroup, the underlying assets of which allegedly included subprime MBS. Ambac alleges, among other things, that Citigroup misrepresented the nature of the risks that were being transferred. On October 7, 2009, defendants filed a motion to dismiss the complaint. On June 7, 2010, in connection with a global settlement agreement between Ambac and Citigroup, the parties stipulated to a discontinuation with prejudice.

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

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of MBS and CDOs sold or underwritten by Citigroup. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, as amended, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $10.8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6.4 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the FHFA, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On July 14, 2011, plaintiff filed an amended complaint in FEDERAL HOME LOAN BANK OF INDIANAPOLIS v. BANC OF AMERICA MORTGAGE SECURITIES, INC., ET AL., which no longer names Citigroup or any of its affiliates as defendants.

On September 2, 2011, the FHFA filed four lawsuits against Citigroup and certain of its subsidiaries alleging actionable misstatements or omissions in connection with the issuance and/or underwriting of residential mortgage-backed securities. The FHFA has asserted similar claims against numerous other financial institutions. The FHFA seeks rescission of investments made by Fannie Mae and Freddie Mac, and/or other damages. On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings. On August 14, 2012, a motions panel of the United States Court of Appeals for the Second Circuit granted defendants’ motion for leave to appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

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

On January 27, 2012, in THE CHARLES SCHWAB CORP. v. BNP PARIBAS SECURITIES CORP., ET AL., the court overruled the demurrers as to all claims involving Citigroup. Plaintiff filed an amended complaint on April 5, 2012.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five CDOs.

On May 18, 2012, the Federal Deposit Insurance Corporation filed complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including CGM, Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of RMBS by two failed banks for which the FDIC is acting as receiver.

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

On July 27, 2012, Royal Park Investments SA/NV filed a summons with notice in New York Supreme Court against various defendants, including Citigroup and certain of its subsidiaries, asserting disclosure claims arising out of purchases of RMBS.

On August 10, 2012, the FDIC filed complaints in the Alabama Circuit Court of Montgomery County and the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup and certain of its subsidiaries, asserting disclosure claims arising out of RMBS purchases by a failed bank for which the FDIC is acting as receiver.

On September 5, 2012, IKB International S.A. and IKB Deutsche Industriebank AG filed a summons with notice in New York Supreme Court against Citigroup and certain of its subsidiaries.

On September 19, 2012, the Illinois state court denied defendants’ motions to dismiss in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA FUNDING CORP., ET AL.

On September 28, 2012, the Massachusetts state court denied in part and granted in part defendants’ motion to dismiss in CAMBRIDGE PLACE INVESTMENT MANAGEMENT, INC. v. MORGAN STANLEY & CO., INC., ET AL.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended and assert disclosure claims on behalf of an alleged class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other purchasers of residential mortgage-backed securities sold or underwritten by affiliates of Citigroup affiliates have threatened to file lawsuits asserting similar claims, some of which Citigroup has agreed to toll pending further discussions with those investors.

In addition to these actions, various parties to MBS securitizations and other interested parties have asserted that certain affiliates of Citigroup breached representations and warranties made in connection with mortgage loans sold into securitization trusts (private-label securitizations). In connection with such assertions, Citigroup has received significant levels of inquiries and demands for loan files, as well as requests to toll (extend) the applicable statutes of limitation for, among others, representation and warranty claims relating to its private-label securitizations. These inquiries, demands and requests have come from trustees of securitization trusts and others.

Among these requests, in December 2011, Citigroup received a letter from the law firm Gibbs & Bruns LLP, which purports to represent a group of investment advisers and holders of MBS issued or underwritten by affiliates of Citigroup. Through that letter and subsequent discussions, Gibbs & Bruns LLP has asserted that its clients collectively hold certificates in 87 MBS trusts purportedly issued and/or underwritten by affiliates of Citigroup, and that affiliates of Citigroup have repurchase obligations for certain mortgages in these trusts. Given the continued and increased focus on mortgage-related matters, as well as the increasing level of litigation and regulatory activity relating to mortgage loans and mortgage-backed securities, the level of inquiries and assertions respecting securitizations may further increase. These inquiries and assertions could lead to actual claims for breaches of representations and warranties, or to litigation relating to such breaches or other matters.

Auction-rate Securities-Related Litigation and Other Matters

Beginning in March 2008, Citigroup and certain of its subsidiaries have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and purchasers or issuers of ARS, asserting claims under the federal securities laws, Section 1 of the Sherman Antitrust Act (the “Sherman Act”), and state law arising from the collapse of the ARS market in early 2008, which plaintiffs contend Citigroup and other ARS underwriters foresaw or should have foreseen but failed adequately to disclose. Most of these matters have been dismissed or settled.

Securities Actions: Beginning in March 2008, Citigroup, CGM and their affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and alleged class action lawsuits related to ARS. These alleged securities class actions have been consolidated in the United States District Court for the Southern District of New York, as IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION. A consolidated amended complaint was filed on August 25, 2008, asserting claims for market manipulation under Sections 10 and 20 of the Securities Exchange Act of 1934, violations of the Investment Advisers Act and various state Deceptive Practices Acts, as well as claims for breach of fiduciary duty and injunctive relief. Defendants filed a motion to dismiss the complaint on October 24, 2008, which was fully briefed on January 23, 2009. On September 11, 2009, the court granted defendants’ motion to dismiss the consolidated amended complaint. On October 15, 2009, plaintiffs filed a further amended complaint, which defendants also have moved to dismiss. On March 1, 2011, the United States District Court for the Southern District of New York dismissed plaintiffs’ fourth consolidated amended complaint in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION. Plaintiffs-appellants have appealed to the United States Court of Appeals for the Second Circuit from the order entered on March 1, 2011 by the United States District Court for the Southern District of New York in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION dismissing their fourth consolidated amended complaint. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with IN RE CITIGROUP INC. AUCTION RATE SECURITIES LITIGATION.

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

On April 1, 2009, TEXAS INSTRUMENTS INC. v. CITIGROUP GLOBAL MARKETS INC., ET AL. was filed in Texas state court asserting violations of state securities law by CGM, B NY Capital Markets, Inc. and Morgan Stanley and Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants. On May 17, 2011, the District Court of Dallas County, Texas, dismissed plaintiff’s complaint in TEXAS INSTRUMENTS INC. v. CITIGROUP GLOBAL MARKETS INC., ET AL, following the settlement of the matter.

On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V PHARMACEUTICAL CO. v. CGM from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with IN RE CITIGROUP AUCTION-RATE SECURITIES LITIGATION. On August 24, 2009, CGM moved to dismiss the complaint.

On October 2, 2009, the Judicial Panel on Multi-district Litigation transferred OCWEN FINANCIAL CORP., ET AL. v. CGM to the United States District Court for the Southern District of New York for coordination with IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION. On March 27, 2012, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiffs’ complaint in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION.

Hansen Beverage Co. v. Citigroup Inc., et al.: On July 11, 2008, a complaint was filed against Citigroup, CGM and Smith Barney, alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and the Investment Advisers Act arising out of plaintiff’s investment in ARS. On September 22, 2008, the Citigroup defendants filed a motion to compel arbitration, which was granted on October 10, 2008. A motion to reconsider the District Court’s decision was denied on October 21, 2008. This action is currently stayed, pending arbitration.

Antitrust Actions: MAYOR & CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., ET AL. and RUSSELL MAYFIELD, ET AL. v. CITIGROUP INC., ET AL., are lawsuits filed in the Southern District of New York on behalf of a purported class of ARS issuers and investors, respectively, against Citigroup, CGM and various other financial institutions. In these actions, plaintiffs allege violations of Section 1 of the Sherman Act arising out of defendants’ alleged conspiracy to artificially restrain trade in the ARS market. On January 15, 2009, defendants filed motions to dismiss the complaints in these actions. On January 26, 2010, both actions were dismissed. The actions are now pending on appeal.

Governmental and Regulatory Matters. On August 7, 2008, Citigroup and certain of its affiliates reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined in by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.

Citigroup and certain of its affiliates are also subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction-rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Arbitrations. In addition to the various lawsuits discussed above, several arbitrations are pending against Citigroup and certain of its affiliates relating to A RS investments.

Falcon and ASTA/M AT–Related Litigation and Other Matters

Beginning in April 2008, Citigroup has been named as defendant in various complaints filed by investors in the Falcon and ASTA/MAT funds seeking recoupment of their alleged losses. Although most of these investor disputes have been resolved, some remain pending.

In re MAT Five Securities Litigation: Three actions asserting claims for alleged violations of Section 12 of the Securities Act of 1933, as amended, as well as violations of the Delaware Securities Act and breach of fiduciary duty under Delaware law, were filed by investors in MAT Five LLC in the United States District Court for the Southern District of New York. These actions were consolidated under the caption IN RE MAT FIVE SECURITIES LITIGATION. A consolidated class action complaint was filed on October 2, 2008. On December 4, 2008, defendants filed a motion in the District Court to dismiss the complaint in this consolidated action brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in MARIE RAYMOND REVOCABLE TRUST, ET AL. v. MAT FIVE LLC, ET AL. in the Delaware Chancery Court, which is currently being appealed (discussed above). On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case. On July 8, 2009, the District Court approved the voluntary dismissal of this action.

Zentner v. Citigroup Inc. et al.: On June 26, 2008, an investor in Falcon Strategies Plus LLC filed an alleged class action complaint in New York state court, asserting claims for fraud and negligent misrepresentation under New York law, and breach of fiduciary duty under Delaware law, relating to the marketing of shares and the management of the Falcon fund. Defendants filed a motion to dismiss the complaint on November 28, 2008. On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.

Zentner v. Citigroup Inc. et al.: On June 26, 2008, an alleged class action was filed in New York state court by investors in MAT Two, Mat Three, and MAT Five, against Citi, CGM, and various related entities, alleging fraud and negligent misrepresentation under New York law and breach of fiduciary duty under Delaware law related to the marketing of shares and management of the funds. On July 3, 2008, defendants removed the action to the United States District Court for the Southern District of New York. Defendants filed a motion to dismiss the complaint on November 28, 2008. The alleged class action was consolidated with IN RE MAT FIVE SECURITIES LITIGATION. On July 8, 2009, the District Court dismissed this action, without prejudice, in connection with the dismissal of IN RE MAT FIVE SECURITIES LITIGATION.

Puglisi v. Citigroup Alternative Investments LLC, et al.: On October 17, 2008, an investor in MAT Five LLC filed an alleged class action complaint in New York state court, alleging breaches of fiduciary duty relating to the marketing of shares and the management of the MAT Five fund. On November 11, 2008, defendants filed a notice of removal to the United States District Court for the Southern District of New York. On December 1, 2008, the District Court accepted the case as related to IN RE MAT FIVE SECURITIES LITIGATION (discussed above), and consolidated PUGLISI with that action. On January 9, 2009, plaintiff filed a motion to remand this action to New York Supreme Court. On May 29, 2009, the United States District Court for the Southern District of New York denied plaintiff’s motion to remand this action to state court. On July 8, 2009, the District Court dismissed this action without prejudice in connection with the dismissal of IN RE MAT FIVE SECURITIES LITIGATION.

Goodwill v. MAT Five LLC, et al.: On June 26, 2008, an investor in MAT Five LLC filed an alleged class action complaint in California state court, alleging violations of Section 12 of the Securities Act of 1933, as amended relating to marketing of shares of MAT Five LLC. On September 2, 2008, defendants filed a motion to stay this action pending the resolution of IN RE MAT FIVE SECURITIES LITIGATION (discussed above). A settlement of this action was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009.

Hahn, et al. v. Citigroup Inc., et al. On February 3, 2009, investors in MAT Five LLC filed this action against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the MARIE RAYMOND REVOCABLE TRUST settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action.

Hosier v. Citigroup Global Markets Inc.: In April 2011, a FINRA arbitration panel awarded two ASTA/MAT investors $54 million in damages and attorneys’ fees, including punitive damages, against Citigroup. In December 2011, the United States District Court for the District of Colorado entered an order confirming the FINRA panel’s award. Citigroup has filed a notice of appeal to the 10th Circuit Court of Appeals. The parties in HOSIER v. CITIGROUP GLOBAL MARKETS INC. have reached an agreement to settle the action, pursuant to which Citigroup has voluntarily dismissed its appeal in the United States Court of Appeals for the Tenth Circuit.

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

State Attorney General Subpoenas: On June 11, 2012, the New York Attorney General served a subpoena on a Citigroup affiliate seeking documents and information concerning MAT Finance Fund LLC, ASTA Finance Fund LLC, and Falcon Strategies LLC. On August 1, 2012, the Massachusetts Attorney General served a Civil Investigative Demand on a Citigroup affiliate seeking similar documents and information. Citigroup is cooperating fully with these inquiries.

Governmental and Regulatory Matters. Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. The SEC is investigating the management and marketing of the ASTA/MAT and Falcon funds, alternative investment funds managed and marketed by certain Citigroup affiliates that suffered substantial losses during the credit crisis. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

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

Terra Firma Litigation

Plaintiffs, general partners of two related private equity funds, filed a complaint in New York state court against certain Citigroup entities in December 2009, alleging that 2 1/2 years earlier, during the May 2007 auction of the music company EMI, Citigroup, as advisor to EMI and as a potential lender to plaintiffs’ acquisition vehicle Maltby, fraudulently or negligently orally misrepresented the intentions of another potential bidder regarding the auction. Plaintiffs allege that, but for the oral misrepresentations, Maltby would not have acquired EMI for approximately £4.2 billion. Plaintiffs further allege that, following the acquisition of EMI, certain Citigroup entities have tortiously interfered with plaintiffs’ business relationship with EMI. Plaintiffs seek billions of dollars in damages. Citigroup believes it has strong factual and legal defenses to the claims asserted by plaintiffs, including that no misrepresentation occurred, plaintiffs did not rely on the alleged misrepresentation in making their multi-billion-dollar investment in EMI, Citigroup has properly exercised its legal rights as lender in relation to the approximately £2.5 billion of financing it provided Maltby, and plaintiffs suffered no damages. The case, captioned TERRA FIRMA INVESTMENTS (GP) 2 LIMITED, et al., v. CITIGROUP INC., et al., was removed to the United States District Court for the Southern District of New York.

On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on Plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citigroup. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012, and the matter is pending.

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

Other Matters

Lehman Brothers Bankruptcy Proceedings. Beginning in September 2010, Citigroup and certain of its subsidiaries have been named as defendants in various adversary proceedings in the Chapter 11 bankruptcy proceedings of Lehman Brothers

Holdings Inc. (“LBHI”) and the liquidation proceedings of Lehman Brothers Inc. (“LBI”). On March 18, 2011, Citigroup and certain of its subsidiaries were named as defendants in an adversary proceeding captioned LEHMAN BROTHERS INC. v. CITIBANK, N.A., ET AL. In the complaint, which asserts claims under federal bankruptcy and state law, the Securities Investor Protection Act Trustee alleges that a $1 billion cash deposit that LBI, the broker dealer subsidiary of LBHI, placed with Citibank prior to the commencement of liquidation proceedings should be returned to the bankruptcy estate, that Citibank’s setoff against the $1 billion deposit to satisfy its claims against LBI should be set aside, and that approximately $342 million in additional deposits by LBI currently held by Citibank and its affiliates should be returned to the estate. On December 13, 2012, the court entered an order approving a settlement between the parties resolving all of LBI’s claims. Under the settlement, Citibank, N.A. retained $1.05 billion of assets to set off against its claims and received an allowed unsecured claim in the amount of $245 million. CGM and its affiliates have been named as defendants in an adversary proceeding asserting claims under state and federal law to recover funds allegedly paid to noteholders of synthetic CDOs liquidated as a result of bankruptcy filings by LBHI and its affiliates. Plaintiff Lehman Brothers Special Financing Inc. alleges it was a party to credit default swap agreements with the CDOs, and was entitled to a superior payment position following liquidation, but was subordinated to the noteholders in violation of federal law because of the bankruptcy filings by LBHI and its affiliates.

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

27001 Partnership, et al. v. BT Securities Corp., et al. In December 2004, 46 individual purchasers of 10- 1/2% Senior Subordinated Notes (the “Notes”) issued in 1995 in connection with the leveraged recapitalization of Bruno’s Inc. sued the underwriters of the Notes, including Salomon Brothers, Inc., together with Bruno’s auditors, in Alabama state court. Plaintiffs brought state law claims arising out of, among other things, alleged material misrepresentations and omissions in the Prospectus issued in connection with the offering. The case was filed following the prior dismissal, after years of motion practice, of a lawsuit brought in April 2000 by the investment advisor to these 46 plaintiffs on behalf of its clients, which alleged identical claims against defendants. Plaintiffs allege that they purchased $190 million of the Notes and seek compensatory damages, punitive damages, attorneys’ fees and costs. After the commencement of the case in 2004, the parties engaged in extensive procedural motion practice, which resulted in the dismissal of several defendants on October 14, 2005. On August 25, 2009, 27001 PARTNERSHIP was consolidated with W.R. HUFF ASSET MANAGEMENT CO., LLC v. KOHLBERG KRAVIS ROBERTS & CO., L.P., also pending in the Circuit Court of Jefferson County, Alabama. The circuit court further held that the parties in 27001 PARTNERSHIP are to provide certain discovery materials to the parties in W. R. HUFF ASSET MANAGEMENT, but that the two cases would be tried separately. On September 18, 2009, defendants Salomon Brothers, Inc. and Chemical Securities, Inc. moved for summary judgment. On September 18, 2009, plaintiffs moved for partial summary judgment. In January 2010, prior to trial, the Citigroup subsidiaries and affiliates (the “Citigroup Defendants”) entered into a settlement conditioned on court approval. On March 24, 2010, pursuant to the settlement agreement, the Alabama state court entered an Order of Final Judgment and Dismissal and bar order, dismissing the Citigroup Defendants from the Bruno’s actions with prejudice.

W.R. Huff Asset Management Co., LLC v. Kohlberg Kravis Roberts & Co., L.P. In August 1999, W. R. Huff Asset Management Co., LLC filed this lawsuit (the “KKR Case”) on behalf of its clients who purchased 10 1/2% Senior Subordinated Notes issued in 1995 in connection with the leveraged recapitalization of Bruno’s, Inc. The case was filed in Alabama state court against Robinson Humphrey Co. LLC, which served as financial advisor to Bruno’s in connection with the leveraged recapitalization (and which later became a fully owned subsidiary of Salomon Smith Barney) and others. The KKR Case arises out of the same transaction at issue in 27001 PARTNERSHIP, ET AL. v. BT SECURITIES CORP., ET AL. (the “BT Securities Case” described above). The allegations and potential exposure in the KKR Case and BT Securities Case are similar, with plaintiffs seeking compensatory damages, punitive damages, attorneys’ fees, costs and pre-judgment interest in an amount they allege to be between approximately $250 million and $750 million. After years of motion practice over jurisdictional issues, on April 29, 2009, the Court of Appeals for the Eleventh Circuit affirmed the District Court’s order allowing Huff to amend its complaint to substitute the same 46 individual noteholders named as plaintiffs in the BT Securities Case as plaintiffs in the KKR Case, resulting in remand of the case to Alabama state court. Defendants’ motion to strike the Fourth Amended Complaint and plaintiffs’ motion to consolidate the BT Securities and KKR Cases are pending. On August 6, 2009, the Circuit Court of Jefferson County, Alabama granted defendant Robinson Humphrey Co. LLC’s motion to strike the Fourth Amended Complaint on statute of limitations grounds, thereby dismissing Robinson Humphrey Co. LLC from the case. On August 25, 2009, the case was consolidated with 27001 PARTNERSHIP for discovery purposes but not for trial. In January 2010, prior to trial, the Citigroup defendants entered into a settlement conditioned on court approval.

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al. On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On October 7, 2009, defendants filed a motion to dismiss. Defendants’ motion for summary judgment is pending.

Tribune Company Bankruptcy. Certain Citigroup entities have been named as defendants in adversary proceedings related to the Chapter 11 cases of Tribune Company (Tribune) pending in the U.S. Bankruptcy Court for the District of Delaware. The complaints set forth allegations arising out of the approximately $11 billion leveraged buyout (“LBO”) of Tribune in 2007. With respect to Citigroup, the complaints allege claims relating to Citigroup’s role as lender and advisor to Tribune in connection with the LBO and seek to avoid, recover, subordinate or disallow payments on LBO debt, as well as approximately $57 million in lender and advisory fees received by Citigroup and certain of its subsidiaries in connection with the LBO. The complaints also assert claims of aiding and abetting breaches of fiduciary duty by Tribune management as well as professional malpractice. The complaints have been stayed by court order pending a confirmation hearing on competing plans of reorganization. If confirmed, the plan proposed by the Debtors and others, and supported by Citigroup, would settle all claims relating to Citigroup’s role as lender. On February 11, 2011, Tribune Company and its debtor subsidiaries announced that most classes of voting creditors overwhelmingly approved the Debtors’ plan. The confirmation hearing before the Bankruptcy Court commenced on March 8, 2011. The parties completed their evidentiary presentations on April 12, 2011. The Bankruptcy Court confirmation hearing concluded on June 27, 2011. On October 31, 2011, the bankruptcy court denied confirmation of both the competing plans. A third amended plan of reorganization was then proposed, and confirmation proceedings are expected to take place in 2012. On July 13, 2012, following a confirmation hearing in June on the fourth amended plan of reorganization, the court issued an order overruling objections to the plan and stating that, subject to revisions consistent with the order, the plan would be confirmed. On July 23, 2012, the United States Bankruptcy Court for the District of Delaware confirmed the Fourth Amended Joint Plan of Reorganization, which provides for releases of claims against Citigroup, other than those against CGM relating to its role as advisor to Tribune. Certain parties are appealing that decision.

Asset Repurchase Matters. Beginning in March 2010, various regulators have made inquiries regarding the accounting treatment of certain repurchase transactions. Citigroup is cooperating fully with these inquiries.

Interbank Offered Rates-Related Litigation and Other Matters

Regulatory Actions. Government agencies in the U.S., including the Department of Justice, the Commodity Futures Trading Commission, the SEC, and a consortium of state attorneys general, as well as agencies in other jurisdictions, including the European Commission, the U.K. Financial Services Authority, the Japanese Financial Services Agency (“JFSA”), the Canadian Competition Bureau, the Swiss Competition Commission, and the Monetary Authority of Singapore, are conducting investigations or making inquiries regarding submissions made by panel banks to bodies that publish various interbank offered rates and other benchmark rates. As members of a number of such panels, Citigroup subsidiaries have received requests for information and documents. Citigroup is cooperating with the investigations and inquiries and is responding to the requests.

On December 16, 2011, the JFSA took administrative action against Citigroup Global Markets Japan Inc. (“CGMJ”) for, among other things, certain communications made by two CGMJ traders about the Euroyen Tokyo interbank offered rate (“TIBOR”) and the Japanese yen London interbank offered rate (“LIBOR”). The JFSA issued a business improvement order and suspended CGMJ’s trading in derivatives related to yen LIBOR and Euroyen and yen TIBOR from January 10 to January 23, 2012. On the same day, the JFSA also took administrative action against Citibank Japan Ltd. (“CJL”) for conduct arising out of CJL’s retail business and also noted that the communications made by the CGMJ traders to employees of CJL about Euroyen TIBOR had not been properly reported to CJL’s management team.

Additionally, beginning in April 2011, a number of purported class actions and other private civil suits were filed in various courts against banks that served on the LIBOR panel and their affiliates, including certain Citigroup subsidiaries. The actions, which assert various federal and state law claims relating to the setting of LIBOR, have been consolidated into a multidistrict litigation proceeding before Judge Buchwald in the Southern District of New York. On February 9, 2012, an additional alleged class action was filed against certain of the banks that served on the LIBOR panel, including a Citigroup subsidiary. That action has been consolidated into the multi district litigation proceeding before Judge Buchwald in the Southern District of New York. A number of additional alleged class actions were filed in the Southern District of New York against banks that served on certain interbank offered rates panels and certain of those banks’ affiliates, including Citigroup affiliates.

Antitrust and Other Litigation. Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict-litigation (“MDL”) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION, appearing under docket number 1:11-md-2262 (S.D.N.Y.). Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate alleged classes of plaintiffs: (i) over-the-counter (“OTC”) purchasers of derivative instruments tied to USD LIBOR; (ii) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (iii) indirect OTC purchasers of U.S. debt securities. Each of these alleged classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities alleging that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

Citigroup and Citibank, N.A., along with other defendants, have moved to dismiss all of the above actions that were consolidated into the MDL proceeding as of June 29, 2012. Briefing on the motion to dismiss was completed on September 27, 2012. Judge Buchwald has stayed all subsequently filed actions that fall within the scope of the MDL until the motion to dismiss has been resolved. Citigroup and/or Citibank, N.A. are named in the 17 such stayed actions that have been consolidated with or marked as related to the MDL proceeding.

Eleven of these actions have been brought on behalf of various alleged plaintiff classes, including (i) banks, savings and loans institutions and credit unions that allegedly suffered losses on loans they made at interest rates tied to USD LIBOR, (ii) holders of adjustable-rate mortgages tied to USD LIBOR, and (iii) individual and municipal purchasers of various financial instruments tied to USD LIBOR. The remaining six actions have been brought by individual plaintiffs, including an entity that allegedly purchased municipal bonds and various California counties, municipalities, and related public entities that invested in various derivatives tied to USD LIBOR. Plaintiffs in each of the 17 stayed actions allege that the panel bank defendants manipulated USD LIBOR in violation of the Sherman Act, RICO, and/or state antitrust and racketeering laws, and several plaintiffs also assert common law claims, including fraud, unjust enrichment, negligent misrepresentation, interference with economic advantage, and/or breach of the implied covenant of good faith and fair dealing. Plaintiffs seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.

In addition, on August 8, 2012, a new alleged class action captioned LIEBERMAN ET AL. V. CREDIT SUISSE GROUP AG was filed in the Southern District of New York against various USD LIBOR panel banks, including Citibank, on behalf of purchasers who owned a preferred equity security on which dividends were payable at a rate linked to USD LIBOR. Plaintiffs in this action assert unjust enrichment and antitrust claims under the laws of various states, alleging that the panel banks colluded to artificially suppress USD LIBOR, thereby lowering the dividends plaintiffs received on their securities. On October 4, 2012, another new alleged class action captioned ADAMS ET AL. V. BANK OF AMERICA CORP. was filed in the Southern District of New York against various USD LIBOR panel banks and their affiliates, including Citigroup and Citibank, N.A., on behalf of an alleged class of individual adjustable rate mortgage borrowers. Plaintiffs allege that the panel banks manipulated USD LIBOR to raise rates on certain dates in order to increase plaintiffs’ payment obligations, in violation of federal and New York state antitrust law.

The plaintiffs in these actions seek compensatory damages, treble damages, and injunctive relief. Judge Buchwald has consolidated these cases into the MDL proceeding.

In addition, on November 27, 2012, an action captioned MARAGOS V. BANK OF AMERICA CORP. ET AL. was filed on behalf of the County of Nassau against various USD LIBOR panel banks, including Citibank, N.A., and the other defendants with whom the plaintiff had entered into interest rate swap transactions. The action was commenced in state court and subsequently removed to the United States District Court for the Eastern District of New York. The plaintiff asserts claims for fraud and deceptive trade practices under New York law against the panel bank defendants based on allegations that the panel banks colluded to artificially suppress USD LIBOR, thereby lowering the payments the plaintiff received in connection with various interest rate swap transactions. The plaintiff seeks compensatory damages and treble damages. The defendants have sought consolidation of this action with the MDL proceeding.

Separately, on April 30, 2012, an action was filed in the United States District Court for the Southern District of New York on behalf of an alleged class of persons and entities who transacted in exchange-traded Euroyen futures and option contracts between June 2006 and September 2010. This action is captioned LAYDON V. MIZUHO BANK LTD. ET AL. The complaint names as defendants banks that are or were members of the panels making submissions used in the calculation of Japanese Yen LIBOR and the Tokyo Inter-Bank Offered Rate (TIBOR), and certain affiliates of some of those banks, including Citibank, N.A. and Citibank, Japan Ltd. The complaint alleges that the plaintiffs were injured as a result of purported manipulation of those reference interest rates, and asserts claims arising under the Commodity Exchange Act, the Sherman Act, and state consumer protection statutes. Plaintiffs seek compensatory damages, treble damages under the Sherman Act, and injunctive relief. The plaintiff filed an amended complaint on November 30, 2012, naming as defendants banks that are or were members of the panels making submissions used in the calculation of Japanese yen LIBOR and TIBOR, and certain affiliates of some of those banks, including Citibank, N.A., Citigroup, CJL and CGMJ. The complaint alleges that the plaintiffs were injured as a result of purported manipulation of those reference interest rates, and asserts claims arising under the Commodity Exchange Act and the Sherman Act and for unjust enrichment. Plaintiffs seek compensatory damages, treble damages under the Sherman Act, and injunctive relief.

Settlement Payments

Any payments required by Citigroup or its affiliates in connection with the settlement agreements described above have been made or are covered by existing litigation reserves.

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

(b) Holders. The number of holders of Redeemable Units as of December 31, 2012, was 437.

(c) Dividends. The Partnership did not declare any distributions in 2012 or 2011. The Partnership does not intend to declare distributions in the forseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2012, there were additional subscriptions of 1,179.5450 Redeemable Units totaling $1,596,577. For the year ended December 31, 2011, there were additional subscriptions of 10,460.8646 Redeemable Units totaling $14,779,311. For the year ended December 31, 2010, there were additional subscriptions of 1,154.5395 Redeemable Units totaling $1,536,500.

The Redeemable Units were issued upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 506 of Regulation D promulgated there under. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options on futures and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012	371.6740	$1,278.24	N/A	N/A
November 1, 2012 - November 30, 2012	319.6710	$1,273.86	N/A	N/A
December 1, 2012 - December 31, 2012	926.0190	$1,312.73	N/A	N/A
	1,617.3640	$1,297.12

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6.  Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 and total assets at December 31, 2012, 2011, 2010, 2009 and 2008 were as follows:

	2012	2011	2010	2009	2008
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage fees (including clearing fees) of $2,011,292, $2,247,082, $2,709,640, $4,311,177, and $7,953,751, respectively	$765,761	$(2,251,360)	$2,987,866	$(6,240,192)	$(2,778,905)
Interest income allocated from Master	17,225	10,345	35,946	47,795	1,374,393

	$782,986	$(2,241,015)	$3,023,812	$(6,192,397)	(1,404,512)

Net income (loss)	$(96,896)	$(3,345,537)	$1,978,530	$(7,720,770)	$(4,121,780)

Increase (decrease) in net asset value per unit	$(17.31)	$(117.37)	$101.66	$(159.83)	$(67.87)

Net asset value per unit	$1,312.73	$1,330.04	$1,447.41	$1,345.75	$1,505.58

Total assets	$30,575,456	$40,398,807	$36,429,631	$52,332,674	$91,250,282

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

The General Partner manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner employs a team of approximately 37 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

While the Partnership and the Master have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

The Partnership’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Partnership’s assets is currently invested in the Master. The Advisor trades the Master’s, and thereby the Partnership’s, assets in accordance with its Campbell Managed Futures Portfolio Program (formerly, Financial, Metal & Energy Large Portfolio Program), a proprietary, systematic trading system. The Advisor’s trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

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

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods of services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation or open futures contracts, net unrealized appreciation on forward contracts, options and swaps, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2012.

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

From January 1, 2012 through December 31, 2012, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 17.1%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 21.5% to 48.2% of its contracts are traded OTC.

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

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, and advisory fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Redeemable Units at their net asset value as of the last day of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2012, 8,631.6848 Redeemable Units were redeemed totaling $11,790,430 and 72.0000 General Partner unit equivalents were redeemed totaling $100,437. For the year ended December 31, 2011, 5,556.9916 Redeemable Units were redeemed totaling $7,820,061. For the year ended December 31, 2010, 13,343.8720 Redeemable Units were redeemed totaling $17,410,326 and 286.6757 General Partner unit equivalents were redeemed totaling $375,000.

For the year ended December 31, 2012, there were additional subscriptions of 1,179.5450 Redeemable Units totaling $1,596,577. For the year ended December 31, 2011, there were additional subscriptions of 10,460.8646 Redeemable Units totaling $14,779,311. For the year ended December 31, 2010, there were additional subscriptions of 1,154.5395 Redeemable Units totaling $1,536,500.

(c) Results of Operations.

For the year ended December 31, 2012, the net asset value per unit decreased 1.3% from $1,330.04 to $1,312.73. For the year ended December 31, 2011, the net asset value per unit decreased 8.1% from $1,447.41 to $1,330.04. For the year ended December 31, 2010, the net asset value per unit increased 7.6% from $1,345.75 to $1,447.41.

The Partnership, through its investment in the Master, experienced a net trading gain of $2,996,774 before brokerage fees and related fees for the year ended December 31, 2012. Gains were primarily attributable to the Master’s trading of currencies, energy, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in livestock and metals. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 42 under “Item 8. Financial Statements and Supplementary Data.”

The most significant trading losses during the year were recorded within the metals markets, primarily in January, from short positions in zinc and aluminum futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Losses were also experienced in this sector during October from long positions in gold and silver futures as prices moved lower amid a rally in the U.S. dollar, which curbed demand for the metals as an alternative investment. The Partnership’s losses during the year were offset by gains achieved within the global interest rate sector during April and May from long positions in European and U.S. fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern central banks and politicians were failing to contain the European debt crisis. During July, long positions in European and U.S. fixed income futures resulted in further gains as prices climbed higher on concern the global economic recovery was slowing. Within the global stock index markets, gains were achieved during January and February from long positions in U.S., European, and Pacific Rim equity index futures as prices were buoyed by better-than-expected economic reports in these regions. Gains were also recorded during August and September from long positions in U.S. and European equity index futures as prices moved higher on better-than-expected reports of U.S. corporate earnings and after the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. During December, additional gains were experienced in this sector from long positions in Japanese equity index futures as prices rose on speculation Japan’s newly elected president will act on pledges of expanded monetary stimulus. Within the agricultural complex, gains were recorded during February and March from short positions in coffee futures as prices declined on signs of abundant supplies from Brazil, the world’s biggest grower of coffee. During July, long futures positions in corn, wheat, and soybeans resulted in additional gains as prices rose after a heat wave and drought in the U.S. Midwest threatened to limit output. Within the currency markets, gains were achieved during July from short positions in the Swiss franc and euro versus the U.S. dollar as the value of these European currencies declined after European Central Bank President Mario Draghi said the euro-zone still faces risks after policy makers cut interest rates to a record low. Additional currency gains were recorded during November and December from short positions in the Japanese yen versus the U.S. dollar as the value of the yen fell on increased likelihood of monetary easing by the Bank of Japan. Gains were experienced within the energy markets during January and March from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced during February from long futures positions in RBOB (unleaded) gasoline, Brent crude, and gas oil as prices increased on concerns over inventory levels and rising tensions in the Middle East.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and twelve months ended December 31, 2012 increased by $5,162 and $6,880, respectively, as compared to the corresponding periods in 2011. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three and twelve months ended December 31, 2012 as compared to the corresponding periods in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2012 decreased by $135,078 and $235,790, respectively as compared to the corresponding periods in 2011. The decrease in brokerage fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2012 as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2012 decreased by $48,934 and $87,185, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2012 as compared to the corresponding periods in 2011.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and twelve months ended December 31, 2012 and 2011. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2012 and 2011 were $86,107 and $214,342, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2012 and 2011 were $68,641 and $77,861, respectively.

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

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in non-compliance with applicable legal and regulatory requirements.

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

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2012.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”).” The amendments within this ASU change the wording used to describe many of the GAAP requirements for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (the “FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2012 and 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non exchange-traded-forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2012 and 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their share of Partnership net assets and undistributed profits. This limited liability is a result of the organization of the partnership as a limited partnership under New York law.

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

Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% — 99% of any one-day intervals. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value of Risk associated with the Master’s open positions by market category as of December 31, 2012 and 2011, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2012, the Master’s total capitalization was $30,471,788 and the Partnership owned approximately 100.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2012 was as follows:

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,036,702	6.68%	$3,359,883	$769,857	$1,977,611
Energy	145,200	0.48%	724,900	37,701	305,141
Grains	152,675	0.50%	402,225	23,856	156,004
Indices	1,653,713	5.43%	2,130,193	315,201	1,072,916
Interest Rates U.S.	136,455	0.45%	654,025	46,645	236,956
Interest Rates Non-U.S.	738,367	2.42%	2,393,733	600,716	1,267,176
Livestock	8,150	0.03%	108,150	8,150	34,076
Metals	120,688	0.40%	1,410,134	120,688	473,975
Softs	196,100	0.64%	363,600	35,050	178,979

Total	$5,188,050	17.03%

*	Annual average of month-end Values at Risk.

As of December 31, 2011, the Master’s total capitalization was $40,316,184 and the Partnership owned approximately 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at as of December 31, 2011 was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,720,183	4.27%	$2,962,979	$771,765	$1,731,613
Energy	369,050	0.92%	670,680	138,902	332,788
Grains	226,625	0.56%	391,825	31,425	128,589
Indices	730,850	1.81%	2,014,273	341,913	874,845
Interest Rates U.S.	269,002	0.67%	1,022,250	23,777	346,651
Interest Rates Non-U.S.	1,481,068	3.67%	1,912,464	142,967	1,036,787
Livestock	10,975	0.03%	173,150	2,400	39,698
Metals	738,537	1.83%	811,572	155,338	479,829
Softs	234,900	0.58%	279,000	13,950	127,271

Total	$5,781,190	14.34%

*	Annual average of month-end Value at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership/Master — give no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Master’s primary market risk exposures, as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Master as of December 31, 2012, by market sector.

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

The following were the only non-trading risk exposures of the Master as of December 31, 2012.

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

Item 8.  Financial Statements and Supplementary Data.

Potomac Futures Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2012, 2011, and 2010; Statements of Financial Condition at December 31, 2012 and 2011; Statements of Income and Expenses for the years ended December 31, 2012, 2011, and 2010; Statements of Changes in Partners’ Capital for the years ended December 31, 2012, 2011, and 2010; and Notes to Financial Statements.

To the Limited Partners of

Potomac Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director Ceres Managed Futures LLC General Partner, Potomac Futures Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 (855) 672-4468

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

The management of Potomac Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2012 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Potomac Futures Fund L.P.	Damian George Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Potomac Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Potomac Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Potomac Futures Fund L.P. (the “Partnership”), as of December 31, 2012 and 2011, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Potomac Futures Fund L.P. as of December 31, 2012 and 2011, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2013

Potomac Futures Fund L.P.

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets:
Investment in Master, at fair value (Note 1)	$30,473,042	$40,316,184
Cash (Note 3c)	102,414	82,623

Total assets	$30,575,456	$40,398,807

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$140,138	$185,161
Management fees (Note 3b)	50,600	66,834
Professional fees	43,772	92,147
Other	31,775	21,154
Redemptions Payable (Note 5)	1,215,613	548,767

Total liabilities	1,481,898	914,063

Partners’ Capital: (Notes 1 and 5)
General Partner, 265.4926 and 337.4926 unit equivalents outstanding at December 31, 2012 and 2011, respectively	348,520	448,879
Limited Partners, 21,897.1668 and 29,349.3066 Redeemable Units outstanding at December 31, 2012 and 2011, respectively	28,745,038	39,035,865

Total partners’ capital	29,093,558	39,484,744

Total liabilities and partners’ capital	$30,575,456	$40,398,807

Net asset value per unit	$1,312.73	$1,330.04

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Investment Income:
Interest income allocated from Master (Note 3c)	$17,225	$10,345	$35,946

Expenses:
Expenses allocated from Master	219,721	178,720	180,032
Brokerage fees (Note 3c)	2,011,292	2,247,082	2,709,640
Management fees (Note 3b)	725,134	812,319	837,541
Professional fees	86,107	214,342	159,838
Other	68,641	77,861	47,903

Total expenses	3,110,895	3,530,324	3,934,954

Net investment income (loss)	(3,093,670)	(3,519,979)	(3,899,008)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	3,763,236	(324,409)	4,135,892
Change in net unrealized gains (losses) on open contracts allocated from Master	(766,462)	498,851	1,741,646

Total trading results allocated from Master	2,996,774	174,442	5,877,538

Net income (loss)	$(96,896)	$(3,345,537)	$1,978,530

Net income (loss) per unit (Note 6)*	$(17.31)	$(117.37)	$101.66

Weighted average units outstanding	26,495.0987	29,058.6202	31,929.9493

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2012, 2011 and 2010

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2009	$49,301,353	$839,974	$50,141,327
Net income (loss)	1,955,014	23,516	1,978,530
Subscriptions of 1,154.5395 Redeemable Units	1,536,500	—	1,536,500
Redemptions of 13,343.8720 Redeemable Units and 286.6757 General Partner unit equivalents	(17,410,326)	(375,000)	(17,785,326)

Partners’ Capital at December 31, 2010	35,382,541	488,490	35,871,031
Net income (loss)	(3,305,926)	(39,611)	(3,345,537)
Subscriptions of 10,460.8646 Redeemable Units	14,779,311	—	14,779,311
Redemptions of 5,556.9916 Redeemable Units	(7,820,061)	—	(7,820,061)

Partners’ Capital at December 31, 2011	39,035,865	448,879	39,484,744
Net income (loss)	(96,974)	78	(96,896)
Subscriptions of 1,179.5450 Redeemable Units	1,596,577	—	1,596,577
Redemptions of 8,631.6848 Redeemable Units and 72.0000 General Partner unit equivalents	(11,790,430)	(100,437)	(11,890,867)

Partners’ Capital at December 31, 2012	$28,745,038	$348,520	$29,093,558

Net asset value per unit:

2010:	$1,447.41

2011:	$1,330.04

2012:	$1,312.73

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2012

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2012, all trading decisions for the Partnership are made by the Advisor (defined below).

On January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (the “Advisor”) using the Campbell Managed Futures Portfolio (formerly, Financial, Metal and Energy Large Portfolio), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. The Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

As of December 31, 2012 and 2011, the Partnership owned approximately 100.0% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits or losses, if any, net of distributions.

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

December 31, 2012

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”).” The amendments within this ASU changed the wording used to describe many of the GAAP requirements for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarified the Financial Accounting Standards Board’s (the “FASB”) intent about the application of existing fair value measurement requirements and other amendments changed a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2012 and 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2012

(Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2012	Quoted Prices in Active Markets For Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$30,473,042	$—	$30,473,042	$—

Net fair value	$30,473,042	$—	$30,473,042	$—

	December 31, 2011	Quoted Prices in Active Markets For Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$40,316,184	$—	$40,316,184	$—

Net fair value	$40,316,184	$—	$40,316,184	$—

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

f.

Recent Accounting Pronouncements.    On October 1, 2012, the FASB issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2012

and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU will not have a material impact on the Partnership’s financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Subsequently in January 2013, the FASB issued ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership would also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact these pronouncements would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2012

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 6.5% per year of month-end Net Assets, allocated pro rata from the Master, in lieu of brokerage fees on a per trade basis. Effective December 1, 2010, the Partnership reduced the monthly brokerage fee paid to CGM to 5.5% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, the incentive fee accrual, the management fee, other expenses and any redemptions or distributions as of the end of such month. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to its financial advisors who have sold Redeemable Units. All National Futures Association fees, exchange, clearing, service, user, give-up and floor brokerage fees (collectively the “clearing fees”) will be borne by the Master and allocated to the Partnership through its investment in the Master. All of the Partnership’s assets not held in the Master’s account at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Cash margin requirements are maintained by the Master. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2012

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

The Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities”, on the attached Master’s financial statements.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Net realized and unrealized gains (losses)*	$17.71	$(77.30)	$136.22
Interest income	0.66	0.39	1.17
Expenses**	(35.68)	(40.46)	(35.73)

Increase (decrease) for the year	(17.31)	(117.37)	101.66
Net asset value per unit, beginning of year	1,330.04	1,447.41	1,345.75

Net asset value per unit, end of year	$1,312.73	$1,330.04	$1,447.41

*	Includes brokerage fees.

**	Excludes brokerage fees.

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2012

	2012	2011	2010***
Ratios to Average Net Assets:
Net investment income (loss)	(8.7)%	(8.9)%	(9.5)%
Incentive fees	—%	—%	—%

Net investment income (loss) before incentive fees****	(8.7)%	(8.9)%	(9.5)%

Operating expenses	8.8%	8.9%	9.6%
Incentive fees	—%	—%	—%

Total expenses and incentive fees	8.8%	8.9%	9.6%

Total return:
Total return before incentive fees	(1.3)%	(8.1)%	7.6%
Incentive fees	—%	—%	—%

Total return after incentive fees	(1.3)%	(8.1)%	7.6%

***	The ratios are shown net and gross of incentive fees to conform to current year presentation.
****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 21.5% to 48.2% of the Partnership’s/Master’s contracts are traded OTC.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2012

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2012 and 2011 are summarized below:

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$(1,773,257)	$1,336,319	$110,497	$1,109,427
Net income (loss)	$(1,936,988)	$1,146,559	$(117,262)	$810,795
Increase (decrease) in net asset value per unit	$(82.23)	$42.84	$(4.58)	$26.66

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$(1,467,750)	$1,382,777	$(144,177)	$(2,011,865)
Net income (loss)	$(1,800,939)	$1,123,832	$(405,980)	$(2,262,450)
Increase (decrease) in net asset value per unit	$(59.73)	$39.47	$(13.66)	$(83.45)

To the Limited Partners of

CMF Campbell Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
CMF Campbell Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
(855) 672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

CMF Campbell Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Campbell Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2012 and 2011, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2013

CMF Campbell Master Fund L.P.

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets:
Equity in trading account:
Cash (Note 3c)	$25,480,037	$34,085,954
Cash margin (Note 3c)	4,257,198	4,716,760
Net unrealized appreciation on open futures contracts	257,884	591,876
Net unrealized appreciation on open forward contracts	543,469	975,939

Total assets	$30,538,588	$40,370,529

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$66,800	$54,345

Total liabilities	66,800	54,345

Partners’ Capital:
General Partner, 0.0000 unit equivalents at December 31, 2012 and 2011	—	—
Limited Partner, 22,010.6587 and 31,102.0434 Redeemable Units outstanding at December 31, 2012 and 2011, respectively	30,471,788	40,316,184

Total liabilities and partners’ capital	$30,538,588	$40,370,529

Net asset value per unit	$1,384.41	$1,296.26

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

December 31, 2012

	Notional ($)/Number of Contracts	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	35	$28,037	0.09%
Grains	34	(31,381)	(0.10)
Indices	427	150,633	0.49
Interest Rates Non-U.S.	710	94,492	0.31
Interest Rates U.S.	94	1,131	0.00 *
Livestock	8	(3,880)	(0.01)
Metals	12	19,675	0.07
Softs	78	(862)	(0.00)*

Total futures contracts purchased		257,845	0.85

Futures Contracts Sold
Energy	10	(29,600)	(0.10)
Grains	62	61,025	0.20
Indices	29	(6,665)	(0.02)
Interest Rates Non-U.S.	100	(32,160)	(0.10)
Interest Rates U.S.	97	(17,195)	(0.06)
Metals	1	(960)	(0.00)*
Softs	27	25,594	0.08

Total futures contracts sold		39	—

Unrealized Appreciation on Open Forward Contracts
Currencies	$157,865,004	1,848,179	6.07
Metals	103	105,568	0.34

Total unrealized appreciation on open forward contracts		1,953,747	6.41

Unrealized Depreciation on Open Forward Contracts
Currencies	$190,875,393	(1,332,106)	(4.37)
Metals	77	(78,172)	(0.26)

Total unrealized depreciation on open forward contracts		(1,410,278)	(4.63)

Net fair value		$801,353	2.63%

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

CMF Campbell Master Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Investment Income:
Interest income	$17,225	$10,345	$39,073

Expenses:
Clearing fees	143,175	107,890	107,382
Professional fees	76,546	70,830	88,630

Total expenses	219,721	178,720	196,012

Net investment income (loss)	(202,496)	(168,375)	(156,939)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	3,763,236	(324,409)	4,094,974
Change in net unrealized gains (losses) on open contracts	(766,462)	498,851	1,870,623

Total trading results	2,996,774	174,442	5,965,597

Net income (loss)	$2,794,278	$6,067	$5,808,658

Net income (loss) per unit (Notes 6)*	$88.83	$(2.73)	$194.79

Weighted average units outstanding	27,080.9663	31,838.8434	43,702.0434

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2012, 2011 and 2010

Partners' Capital
Partners' Capital at December 31, 2009	$62,525,663
Net income (loss)	5,808,658
Subscriptions of 1,323.2790 Redeemable Units	1,536,500
Redemptions of 29,885.2679 Redeemable Units	(33,455,756)
Distribution of interest to feeder funds	(39,073)

Partners' Capital at December 31, 2010	36,375,992
Net income (loss)	6,067
Subscriptions of 11,374.8118 Redeemable Units	14,779,311
Redemptions of 8,268.6471 Redeemable Units	(10,834,841)
Distribution of interest to feeder funds	(10,345)

Partners' Capital at December 31, 2011	40,316,184
Net income (loss)	2,794,278
Subscriptions of 1,155.6397 Redeemable Units	1,596,577
Redemptions of 10,247.0244 Redeemable Units	(14,218,026)
Distribution of interest to feeder funds	(17,225)

Partners' Capital at December 31, 2012	$30,471,788

Net asset value per unit:

2010:	$1,299.33

2011:	$1,296.26

2012:	$1,384.41

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2012

1.    Partnership Organization:

CMF Campbell Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The sectors traded include currencies, energy, grains, indices, metals, livestock, softs, U.S. and non-U.S. interest rates. The Master may sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Master. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2012, all trading decisions for the Master are made by the Advisor (defined below).

On January 1, 2005 (commencement of trading operations), Potomac Futures Fund L.P., (“Potomac”), Diversified Multi-Advisor Futures Fund L.P. (“Diversified”), Diversified Multi-Advisor Futures Fund L.P. II (“Diversified II”), Global Diversified Futures Fund L.P. (“Global Diversified”) and Diversified 2000 Futures Fund L.P. (“Diversified 2000”) each allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Redeemable Units with cash equal to $172,205,653 and a contribution of open commodity futures and forwards contracts with a fair value of $1,582,992, Diversified purchased 19,621.1422 Redeemable Units with cash equal to $19,428,630 and a contribution of open commodity futures and forwards contracts with a fair value of $192,512, Diversified II purchased 18,800.3931 Redeemable Units with cash equal to $18,587,905 and a contribution of open commodity futures and forwards contracts with a fair value of $212,488, Global Diversified purchased 17,534.8936 Redeemable Units with cash equal to $17,341,826 and a contribution of open commodity futures and forwards contracts with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Redeemable Units with cash equal to $50,768,573 and a contribution of open commodity futures and forwards contracts with a fair value of $587,618. On May 31, 2009, Diversified redeemed its entire investment of 3.5% in the Master, which amounted to 2,972.0800 Redeemable Units totaling $3,229,089. On May 31, 2009, Diversified II redeemed its entire investment of 5.1% in the Master, which amounted to 4,363.4027 Redeemable Units totaling $4,740,726. On February 28, 2010, Diversified 2000 redeemed its entire investment of 8.1% in the Master, which amounted to 4,290.2513 Redeemable Units totaling $4,508,811. On November 30, 2010, Global Diversified redeemed its entire investment of 8.9% in the Master, which amounted to 2,878.0665 Redeemable Units totaling $3,548,386. The Master was formed to permit commodity pools managed by Campbell and Company Inc. (the “Advisor”), using the Campbell Managed Futures Portfolio (formerly, Financial, Metal & Energy Large Portfolio), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

The Master’s sole investor is Potomac as of December 31, 2012 and 2011.

The Master will be liquidated upon the first to occur of the following: December 31, 2024 or under certain other circumstances as defined in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2012

2.    Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows.

c.	Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses are included in the Statements of Income and Expenses.

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

Effective January 1, 2012, the Master adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”).” The amendments within this ASU changed the wording used to describe many of the GAAP requirements for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarified the Financial Accounting Standards Board’s (the “FASB”) intent about the application of existing fair value measurement requirements and other amendments changed a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Master’s financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2012

The Master considers prices for exchange-traded commodity futures, forwards and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2012 and 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$574,301	$574,301	$—	$—
Forwards	1,953,747	105,568	1,848,179	—

Total assets	$2,528,048	$679,869	$1,848,179	$—

Liabilities
Futures	$316,417	$316,417	$—	$—
Forwards	1,410,278	78,172	1,332,106	—

Total liabilities	1,726,695	394,589	1,332,106	—

Net fair value	$801,353	$285,280	$516,073	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,066,186	$1,066,186	$—	$—
Forwards	1,529,276	211,388	1,317,888	—

Total assets	$2,595,462	$1,277,574	$1,317,888	$—

Liabilities
Futures	$474,310	$474,310	$—	$—
Forwards	553,337	53,214	500,123	—

Total liabilities	1,027,647	527,524	500,123	—

Net fair value	$1,567,815	$750,050	$817,765	$—

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2012

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

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed upon future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Statements of Income and Expenses.

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2012

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.	Subsequent Events. The General Partner of the Master evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. On October 1, 2012, the FASB issued ASU 2012-04 “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU will not have a material impact on the Master’s financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Subsequently in January 2013, the FASB issued ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which clarifies the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Master would also provide the disclosures retrospectively for all comparative periods presented. The Master is currently evaluating the impact these pronouncements would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2012

investment company guidance. The Master will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, service, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage fees shall be borne by Potomac. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2012 and 2011, the amount of cash held by the Master for margin requirements was $4,257,198 and $4,716,760, respectively. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2012 and 2011 were 1,996 and 1,710, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2012 and 2011 were 384 and 191, respectively. The monthly average notional values of currency forward contracts held during the years ended December 31, 2012 and 2011 were $416,421,308 and $544,181,291, respectively. The monthly average notional values of currency option contracts traded during the years ended December 31, 2012 and 2011 were $0 and $33,074,590,754, respectively.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2012

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

Assets	December 31, 2012
Futures Contracts
Energy	$36,373
Grains	68,689
Indices	270,151
Interest Rates Non-U.S.	115,733
Interest Rates U.S.	25,295
Metals	19,675
Softs	38,385

Total unrealized appreciation on open futures contracts	$574,301

Liabilities
Futures Contracts
Energy	$(37,936)
Grains	(39,045)
Indices	(126,182)
Interest Rates Non-U.S.	(53,402)
Interest Rates U.S.	(41,359)
Livestock	(3,880)
Metals	(960)
Softs	(13,653)

Total unrealized depreciation on open futures contracts	$(316,417)

Net unrealized appreciation on open futures contracts	$257,884 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Assets	December 31, 2012
Forward Contracts
Currencies	$1,848,179
Metals	105,568

Total unrealized appreciation on open forward contracts	$1,953,747

Liabilities
Forward Contracts
Currencies	$(1,332,106)
Metals	(78,172)

Total unrealized depreciation on open forward contracts	$(1,410,278)

Net unrealized appreciation on open forward contracts	$543,469 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2012

Assets	December 31, 2011
Futures Contracts
Energy	$120,537
Grains	9,843
Indices	145,602
Interest Rates Non-U.S.	494,099
Interest Rates U.S.	195,796
Livestock	700
Metals	53,895
Softs	45,714

Total unrealized appreciation on open futures contracts	$1,066,186

Liabilities
Futures Contracts
Energy	$(22,122)
Grains	(284,500)
Indices	(13,348)
Interest Rates Non-U.S.	(66,339)
Interest Rates U.S.	(15,441)
Livestock	(10,930)
Softs	(61,630)

Total unrealized depreciation on open futures contracts	$(474,310)

Net unrealized appreciation on open futures contracts	$591,876 *

* This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Assets	December 31, 2011
Forward Contracts
Currencies	$1,317,888
Metals	211,388

Total unrealized appreciation on open forward contracts	$1,529,276

Liabilities
Forward Contracts
Currencies	$(500,123)
Metals	(53,214)

Total unrealized depreciation on open forward contracts	$(553,337)

Net unrealized appreciation on open forward contracts	$975,939 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2012

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2012, 2011 and 2010.

Sector	2012		2011	2010
Currencies	$301,772		$(1,676,191)	$1,154,531
Energy	351,122		(654)	(2,224,938)
Grains	410,389		(1,289,348)	848,872
Indices	1,062,580		(2,798,200)	(1,688,907)
Interest Rates U.S.	424,258		2,763,515	2,462,960
Interest Rates Non-U.S.	1,209,595		4,606,413	3,474,074
Livestock	(361,030)		(559,360)	(120,460)
Metals	(1,190,453)		(457,498)	886,547
Softs	788,541		(414,235)	1,172,918

Total	$2,996,774	***	$174,442 ***	$5,965,597 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses.

5.    Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master in multiples of the net asset value per Redeemable Unit as of the end of any day. The Redeemable Units are classified as a liability when the limited partner elects to redeem and informs the Master.

6.    Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Net realized and unrealized gains (losses)*	$91.08	$(0.80)	$196.08
Interest income	0.68	0.34	0.98
Expenses**	(2.93)	(2.27)	(2.27)

Increase (decrease) for the year	88.83	(2.73)	194.79
Distribution of interest income to feeder funds	(0.68)	(0.34)	(0.98)
Net asset value per unit, beginning of year	1,296.26	1,299.33	1,105.52

Net asset value per unit, end of year	$1,384.41	$1,296.26	$1,299.33

* Includes clearing fees.
** Excludes clearing fees.
Ratios to average net assets:
Net investment income (loss)***	(0.6)%	(0.4)%	(0.3)%

Operating expenses	0.6%	0.4%	0.4%

Total return	6.8%	(0.2)%	17.5%

*** Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2012

7.    Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter “OTC”. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Selected unaudited quarterly financial data for Campbell Master for the years ended December 31, 2012 and 2011 are summarized below:

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$(1,338,301)	$1,856,196	$659,266	$1,693,663
Net income (loss)	$(1,357,672)	$1,838,353	$645,210	$1,668,387
Increase (decrease) in net asset value per unit	$(58.71)	$70.83	$22.31	$54.40

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$(890,761)	$1,988,352	$445,068	$(1,465,762)
Net income (loss)	$(917,087)	$1,977,294	$430,901	$(1,485,041)
Increase (decrease) in net asset value per unit	$(28.55)	$62.93	$12.60	$(49.71)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded, that at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information. — None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Damian George (Chief Financial Officer and Director), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Harry Handler (Director), Patrick T. Egan (Director), Alper Daglioglu (Director) and Craig Abruzzo (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Walter Davis, Damian George, Patrick T. Egan and Alper Daglioglu serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Walter Davis, age 48, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since December 2012, Mr. Davis has been registered as a swap associated person of General Partner. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as a Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of NFA. Mr. George has been a Vice President and listed as a principal since December 2012, and registered as an associated person since January 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with CFTC. Mr. George is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of futures funds, budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc., a financial services firm, which administered Citigroup Inc.’s hedge fund and fund of funds business, where he served as Director and was responsible for futures funds budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Colbert Narcisse, age 47, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 47, has been a Director and a principal of the General Partner since December 2010. Since December 2012, Mr. Ketterer has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with CFTC. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and as Head of the U.S. Field Management and U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group and, as of June 2012, Head of U.S. Field Management. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Craig Abruzzo, age 44, has been a Director and a principal of the General Partner since March 2013 and is an associate member of NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of OTC Clearing for MS&Co., where his responsibilities include oversight of the institutional OTC swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his juris doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 54, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009 and as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 43, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 36, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his

Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11.  Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” During the year ended December 31, 2012, CGM earned $2,011,292 in brokerage fees from the Partnership. Management fees of $725,134 were earned by the Advisor for the year ended December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

As of February 28, 2013, the Partnership knows of no person who beneficially owns more than 5% of the Reedemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2012:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	265.4926	1.2%

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

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2012 and 2011 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2012	$98,000
2011	$80,000

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

2012	$23,250

2011	$25,850

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)

Financial Statements: Statements of Financial Condition at December 31, 2012 and 2011.

Statements of Income and Expenses for the years ended December 31, 2012, 2011 and 2010.

Statements of Changes in Partners’ Capital for the years ended December 31, 2012, 2011 and 2010.

Notes to Financial Statements

(2)	Exhibits

	3.1	Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(b)	Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

	(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2012, dated June 1, 2012 (filed herewith).

10.7	(a) Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York, dated July 25, 2007 (filed herewith).

(b) Fifth Amendment to the Escrow Agreement among Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4th, 2013 (filed herewith).

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
Date: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Colbert Narcisse	/s/ Patrick T. Egan
Walter Davis President and Director Ceres Managed Futures LLC Date: March 27, 2013	Colbert Narcisse Director Ceres Managed Futures LLC Date: March 27, 2013	Patrick T. Egan Director Ceres Managed Futures LLC Date: March 27, 2013

/s/ Damian George	/s/ Douglas J. Ketterer	/s/ Alper Daglioglu
Damian George Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 27, 2013	Douglas J. Ketterer Director Ceres Managed Futures LLC Date: March 27, 2013	Alper Daglioglu Director Ceres Managed Futures LLC Date: March 27, 2013

/s/ Craig Abruzzo	/s/ Harry Handler
Craig Abruzzo Director Ceres Managed Futures LLC Date: March 27, 2013	Harry Handler Director Ceres Managed Futures LLC Date: March 27, 2013

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.