Form 10-Q
period 2013-03-31
POTOMAC FUTURES FUND LP
filed 2013-05-15
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2013

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

Yes    No X

As of April 30, 2013 21,376.2068 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Investment in Master, at fair value	$30,741,448	$30,473,042
Cash	101,958	102,414

Total assets	$30,843,406	$30,575,456

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$141,366	$140,138
Management fees	51,024	50,600
Other	87,808	75,547
Redemptions payable	1,069,000	1,215,613

Total liabilities	1,349,198	1,481,898

Partners’ Capital:
General Partner, 265.4926 unit equivalents outstanding at March 31, 2013 and December 31, 2012	366,491	348,520
Limited Partners, 21,100.6718 and 21,897.1668 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	29,127,717	28,745,038

Total partners’ capital	29,494,208	29,093,558

Total liabilities and partners’ capital	$30,843,406	$30,575,456

Net asset value per unit	$1,380.42	$1,312.73

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income allocated from Master	$3,478	$3,139

Expenses:
Expenses allocated from Master	74,374	56,894
Brokerage fees	424,201	558,960
Management fees	153,163	201,435
Other	43,518	97,197

Total expenses	695,256	914,486

Net investment income (loss)	(691,778)	(911,347)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	2,287,617	2,870,592
Change in net unrealized gains (losses) on open contracts allocated from Master	(94,424)	(1,148,450)

Total trading results allocated from Master	2,193,193	1,722,142

Net income (loss)	1,501,415	810,795
Subscriptions — Limited Partners	1,405,189	150,000
Redemptions — Limited Partners	(2,505,954)	(2,461,557)

Net increase (decrease) in Partners’ Capital	400,650	(1,500,762)
Partners’ Capital, beginning of period	29,093,558	39,484,744

Partners’ Capital, end of period	$29,494,208	$37,983,982

Net asset value per unit (21,366.1644 and 27,997.2445 units outstanding at March 31, 2013 and 2012, respectively)	$1,380.42	$1,356.70

Net income (loss) per unit*	$67.69	$26.66

Weighted average units outstanding	22,300.0674	29,225.0703

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of March 31, 2013, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2013 and 2012 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Equity in trading account:
Cash	$24,596,827	$25,480,037
Cash margin	5,464,179	4,257,198
Net unrealized appreciation on open futures contracts	606,491	257,884
Net unrealized appreciation on open forward contracts	100,438	543,469

Total assets	$30,767,935	$30,538,588

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$27,941	$66,800

Total liabilities	27,941	66,800

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2013 and December 31, 2012	0	0
Limited Partners, 20,693.4086 and 22,010.6587 units outstanding at March 31, 2013 and December 31, 2012, respectively	30,739,994	30,471,788

Total liabilities and partners’ capital	$30,767,935	$30,538,588

Net asset value per unit	$1,485.50	$1,384.41

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	52	$78,806	0.26%
Grains	42	(51,075)	(0.17)
Indices	484	100,025	0.32
Interest Rates Non-U.S.	499	224,601	0.73
Interest Rates U.S.	392	161,899	0.53
Softs	5	(6,960)	(0.02)

Total futures contracts purchased		507,296	1.65

Futures Contracts Sold
Energy	13	(32,190)	(0.11)
Grains	32	50,988	0.16
Indices	6	(6,310)	(0.02)
Interest Rates Non-U.S.	50	(10,511)	(0.03)
Interest Rates U.S.	240	(16,716)	(0.05)
Livestock	83	(14,510)	(0.05)
Metals	51	63,690	0.21
Softs	123	64,754	0.21

Total futures contracts sold		99,195	0.32

Unrealized Appreciation on Open Forward Contracts
Currencies	$107,497,013	867,575	2.82
Metals	135	291,810	0.95

Total unrealized appreciation on open forward contracts		1,159,385	3.77

Unrealized Depreciation on Open Forward Contracts
Currencies	$109,484,509	(1,014,975)	(3.30)
Metals	55	(43,972)	(0.14)

Total unrealized depreciation on open forward contracts		(1,058,947)	(3.44)

Net fair value		$706,929	2.30%

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

December 31, 2012

	Notional ($)/ Number of Contracts	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	35	$28,037	0.09%
Grains	34	(31,381)	(0.10)
Indices	427	150,633	0.49
Interest Rates Non-U.S.	710	94,492	0.31
Interest Rates U.S.	94	1,131	0.00 *
Livestock	8	(3,880)	(0.01)
Metals	12	19,675	0.07
Softs	78	(862)	(0.00)*

Total futures contracts purchased		257,845	0.85

Futures Contracts Sold
Energy	10	(29,600)	(0.10)
Grains	62	61,025	0.20
Indices	29	(6,665)	(0.02)
Interest Rates Non-U.S.	100	(32,160)	(0.10)
Interest Rates U.S.	97	(17,195)	(0.06)
Metals	1	(960)	(0.00)*
Softs	27	25,594	0.08

Total futures contracts sold		39	—

Unrealized Appreciation on Open Forward Contracts
Currencies	$157,865,004	1,848,179	6.07
Metals	103	105,568	0.34

Total unrealized appreciation on open forward contracts		1,953,747	6.41

Unrealized Depreciation on Open Forward Contracts
Currencies	$190,875,393	(1,332,106)	(4.37)
Metals	77	(78,172)	(0.26)

Total unrealized depreciation on open forward contracts		(1,410,278)	(4.63)

Net fair value		$801,353	2.63%

* Due to rounding.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income	$3,478	$3,139

Expenses:
Clearing fees	55,234	31,618
Professional fees	19,140	25,276

Total expenses	74,374	56,894

Net investment income (loss)	(70,896)	(53,755)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,287,617	2,870,592
Change in net unrealized gains (losses) on open contracts	(94,424)	(1,148,450)

Total trading results	2,193,193	1,722,142

Net income (loss)	2,122,297	1,668,387
Subscriptions — Limited Partners	1,405,189	150,000
Redemptions — Limited Partners	(3,255,802)	(2,763,014)
Distribution of interest income to feeder funds	(3,478)	(3,139)

Net increase (decrease) in Partners’ capital	268,206	(947,766)
Partners’ Capital, beginning of period	30,471,788	40,316,184

Partners’ Capital, end of period	$30,739,994	$39,368,418

Net asset value per unit (20,693.4086 and 29,149.8245 units outstanding at March 31, 2013 and 2012, respectively)	$1,485.50	$1,350.55

Net income (loss) per unit*	$101.25	$54.40

Weighted average units outstanding	21,744.5220	30,431.0357

*	Based on change in net asset value per unit.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Net realized and unrealized gains (losses) allocated from Master*	$77.21	$37.59
Interest income allocated from Master	0.16	0.11
Expenses **	(9.68)	(11.04)

Increase (decrease) for the period	67.69	26.66
Net asset value per unit, beginning of period	1,312.73	1,330.04

Net asset value per unit, end of period	$1,380.42	$1,356.70

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended March 31,
	2013	2012
Ratio to average net assets:***
Net investment income (loss)	(9.5)%	(9.3)%
Incentive fees	—%	—%

Net investment income (loss) before incentive fees****	(9.5)%	(9.3)%

Operating expenses	9.5%	9.3%
Incentive fees	—%	—%

Total expenses	9.5%	9.3%

Total return:
Total return before incentive fees	5.2%	2.0%
Incentive fees	—%	—%

Total return after incentive fees	5.2%	2.0%

***	Annualized (other than incentive fees).

****	Interest income allocated from the Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2013	2012
Net realized and unrealized gains (losses)*	$102.00	$55.14
Interest income	0.16	0.11
Expenses **	(0.91)	(0.85)

Increase (decrease) for the period	101.25	54.40
Distribution of interest income to feeder funds	(0.16)	(0.11)
Net asset value per unit, beginning of period	1,384.41	1,296.26

Net asset value per unit, end of period	$1,485.50	$1,350.55

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended March 31,
	2013	2012
Ratios to average net assets:***
Net investment income (loss)****	(0.9)%	(0.5)%

Operating expenses	1.0%	0.6%

Total return	7.3%	4.2%

***	Annualized.

****	Interest income less total expenses.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Partnership’s investments as of March 31, 2013 and December 31, 2012, respectively.

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$712,164	$(204,868)	$507,296
Forwards	551,542	(370,819)	180,723

Total Assets	$1,263,706	$(575,687)	$688,019

Liabilities
Futures	$191,317	$(92,122)	$99,195
Forwards	607,843	(688,128)	(80,285)

Total Liabilities	$799,160	$(780,250)	$18,910

Net unrealized appreciation on open futures contracts			$606,491
Net unrealized appreciation on open forward contracts			100,438

Total net unrealized gain (loss) on total contracts			$706,929

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$480,846	$(223,001)	$257,845
Forwards	628,695	(871,731)	(243,036)

Total Assets	$1,109,541	$(1,094,732)	$14,809

Liabilities
Futures	$93,455	$(93,416)	$39
Forwards	1,325,052	(538,547)	786,505

Total Liabilities	$1,418,507	$(631,963)	$786,544

Net unrealized appreciation on open futures contracts			$257,884
Net unrealized appreciation on open forward contracts			543,469

Total net unrealized gain (loss) on total contracts			$801,353

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2013 and 2012 were 1,880 and 2,314, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2013 and 2012 were 492 and 261, respectively. The monthly average notional values of currency forward contracts during the three months ended March 31, 2013 and 2012 were $598,852,717 and $281,967,153, respectively. The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of March 31, 2013 and December 31, 2012.

Assets	March 31, 2013
Futures Contracts
Energy	$80,705
Grains	51,163
Indices	204,309
Interest Rates Non-U.S.	257,799
Interest Rates U.S.	170,385
Livestock	120
Metals	63,690
Softs	75,310

Total unrealized appreciation on open futures contracts	$903,481

Liabilities
Futures Contracts
Energy	$(34,089)
Grains	(51,250)
Indices	(110,594)
Interest Rates Non-U.S.	(43,709)
Interest Rates U.S.	(25,202)
Livestock	(14,630)
Softs	(17,516)

Total unrealized depreciation on open futures contracts	$(296,990)

Net unrealized appreciation on open futures contracts	$606,491 *

Assets
Forward Contracts
Currencies	$867,575
Metals	291,810

Total unrealized appreciation on open forward contracts	$1,159,385

Liabilities
Forward Contracts
Currencies	$(1,014,975)
Metals	(43,972)

Total unrealized depreciation on open forward contracts	$(1,058,947)

Net unrealized appreciation on open forward contracts	$100,438 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

Assets
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

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
Sector	2013	2012
Currencies	$1,271,009	$178,272
Energy	(173,247)	1,626,871
Grains	(27,198)	(31,299)
Indices	1,203,059	1,437,633
Interest Rates U.S.	(201,522)	(409,487)
Interest Rates Non-U.S.	(529,079)	(818,013)
Livestock	(22,080)	(55,395)
Metals	534,554	(533,458)
Softs	137,697	327,018

Total	$2,193,193 ***	$1,722,142 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012- 04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$30,741,448	$—	$30,741,448	$—

Net fair value	$30,741,448	$—	$30,741,448	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$30,473,042	$—	$30,473,042	$—

Net fair value	$30,473,042	$—	$30,473,042	$—

Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$903,481	$903,481	$—	$—
Forwards	1,159,385	291,810	867,575	—

Total assets	$2,062,866	$1,195,291	$867,575	$—

Liabilities
Futures	$296,990	$296,990	$—	$—
Forwards	1,058,947	43,972	1,014,975	—

Total liabilities	1,355,937	340,962	1,014,975	—

Net fair value	$706,929	$854,329	$(147,400)	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$574,301	$574,301	$—	$—
Forwards	1,953,747	105,568	1,848,179	—

Total assets	$2,528,048	$679,869	$1,848,179	$—

Liabilities
Futures	$316,417	$316,417	$—	$—
Forwards	1,410,278	78,172	1,332,106	—

Total liabilities	1,726,695	394,589	1,332,106	—

Net fair value	$801,353	$285,280	$516,073	$—

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicated. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 28.7% to 48.9% of the Partnership’s/Master’s contracts are traded OTC.

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

March 31, 2013

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

The Partnership and the Master will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

March 31, 2013

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership capital increased 1.4% from $29,093,558 to $29,494,208. This increase was attributable to the net income of $1,501,415, coupled with the subscriptions of 1,029.5250 Redeemable Units totaling $1,405,189, which was partially offset by the redemption of 1,826.0200 Redeemable Units totaling $2,505,954. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2013, the Master’s capital increased 0.9% from $30,471,788 to $30,739,994. This increase was attributable to the net income of $2,122,297, coupled with the subscriptions of 967.0215 units totaling $1,405,189 which was partially offset by the redemption of 2,284.2716 units totaling $3,255,802 and distribution of interest income to feeder funds totaling $3,478. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per unit increased 5.2% from $1,312.73 to $1,380.42 as compared to an increase of 2.0% in the first quarter of 2012. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2013 of $2,193,193. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, indices, metals and softs and were partially offset by losses in energy, grains, livestock, U.S. and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2012 of $1,722,142. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices and softs and were partially offset by losses in U.S. and non-U.S. interest rates, grains, livestock and metals.

The most significant gains were recorded within currency markets primarily during January from short positions in the Japanese yen versus the U.S. dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. In the global stock index markets, gains were recorded during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Within the metals markets, gains were experienced during February from short positions in gold and silver futures as prices declined after signs of U.S. economic improvement eroded demand for precious metals as a store of value. Gains were also recorded within the agricultural complex during March from short positions in coffee futures as prices moved lower on signs of slowing demand.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector during January from long positions in U.S. and European fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover this year. Losses were incurred within the energy sector, primarily during February, from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and as manufacturing expanded less than forecast in China and contracted in Europe.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility for profit. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and the Master) expects to increase capital through operations.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2013 increased by $339, as compared to the corresponding period in 2012. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended March 31, 2013 as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s account and upon interest rates over which neither the Partnership/Master nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2013 decreased by $134,759, as compared to the corresponding period in 2012. The decrease in brokerage fees is due to a decrease in the average net assets during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2013 decreased by $48,272, as compared to the corresponding period in 2012. The decrease in management fees is due to a decrease in average net assets during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2013 and 2012. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended March 31, 2013 and for the twelve months ended December 31, 2012 . All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, the Master’s total capitalization was $30,739,994 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2013 was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,522,842	8.21%	$2,706,038	$1,498,106	$1,533,468
Energy	135,271	0.44%	463,030	135,271	165,300
Grains	71,990	0.23%	245,450	53,605	81,030
Indices	1,211,834	3.94%	2,003,846	932,281	926,150
Interest Rates U.S.	328,920	1.07%	372,780	56,270	194,950
Interest Rates Non-U.S.	669,005	2.18%	958,814	367,848	477,041
Livestock	85,650	0.28%	100,200	11,350	53,936
Metals	893,312	2.91%	1,081,538	96,604	426,380
Softs	160,550	0.52%	249,250	80,550	98,825

Total	$6,079,374	19.78%

*	Average of month-end Values at Risk.

As of December 31, 2012, the Master’s total capitalization was $30,471,788 and the Partnership owned 100.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2012 was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than as set forth below.

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

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, there were additional subscriptions of 1,029.5250 Redeemable Units totaling $1,405,189. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	149.6110	$1,367.52	N/A	N/A
February 1, 2013 - February 28, 2013	902.0070	$1,366.24	N/A	N/A
March 1, 2013 - March 31, 2013	774.4020	$1,380.42	N/A	N/A
	1,826.0200	$1,372.36

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

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed herein).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2012, dated June 1, 2012 (filed as Exhibit 10.6(c) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.7	(a) Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York, dated July 25, 2007 (filed as Exhibit 10.7(a) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(b) Fifth Amendment to the Escrow Agreement among Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4, 2013 (filed as Exhibit 10.7(b) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

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

Date: May 15, 2013

By:	/s/ Damian George Damian George Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 15, 2013