Form 10-Q
period 2013-06-30
POTOMAC FUTURES FUND LP
filed 2013-08-14
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2013

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

Yes    No X

As of July 31, 2013, 19,903.9278 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2013	December 31, 2012
Assets:
Investment in Master, at fair value	$32,396,379	$30,473,042
Cash	99,909	102,414

Total assets	$32,496,288	$30,575,456

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$148,941	$140,138
Management fees	53,770	50,600
Other	85,134	75,547
Redemptions payable	100,310	1,215,613

Total liabilities	388,155	1,481,898

Partners’ Capital:
General Partner, 265.4926 unit equivalents outstanding at June 30, 2013 and December 31, 2012	380,167	348,520
Limited Partners, 22,157.4108 and 21,897.1668 Redeemable Units outstanding at June 30, 2013 and December 31, 2012, respectively	31,727,966	28,745,038

Total partners’ capital	32,108,133	29,093,558

Total liabilities and partners’ capital	$32,496,288	$30,575,456

Net asset value per unit	$1,431.93	$1,312.73

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income:
Interest income allocated from Master	$1,496	$4,229	$4,974	$7,368

Expenses:
Expenses allocated from Master	73,126	43,160	147,500	100,054
Brokerage fees	448,947	534,713	873,148	1,093,673
Management fees	162,007	192,582	315,170	394,017
Other	56,858	35,177	100,376	132,374

Total expenses	740,938	805,632	1,436,194	1,720,118

Net investment income (loss)	(739,442)	(801,403)	(1,431,220)	(1,712,750)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	2,205,167	2,310,356	4,492,784	5,180,948
Change in net unrealized gains (losses) on open contracts allocated from Master	(379,589)	(1,626,215)	(474,013)	(2,774,665)

Total trading results allocated from Master	1,825,578	684,141	4,018,771	2,406,283

Net income (loss)	1,086,136	(117,262)	2,587,551	693,533
Subscriptions — Limited Partners	2,226,014	350,577	3,631,203	500,577
Redemptions — Limited Partners	(698,225)	(1,992,338)	(3,204,179)	(4,453,895)

Net increase (decrease) in Partners’ Capital	2,613,925	(1,759,023)	3,014,575	(3,259,785)
Partners’ Capital, beginning of period	29,494,208	37,983,982	29,093,558	39,484,744

Partners’ Capital, end of period	$32,108,133	$36,224,959	$32,108,133	$36,224,959

Net asset value per unit (22,422.9034 and 26,791.3197 units outstanding at June 30, 2013 and 2012, respectively)	$1,431.93	$1,352.12	$1,431.93	$1,352.12

Net income (loss) per unit*	$51.51	$(4.58)	$119.20	$22.08

Weighted average units outstanding	22,114.7531	27,768.4719	22,207.4102	28,496.7711

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of June 30, 2013, all trading decisions for the Partnership are made by the Advisor (defined below).

On January 1, 2005, the Partnership allocated substantially all of its capital to the CMF Campbell Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (“Campbell” or the “Advisor”) using the Campbell Managed Futures Portfolio (formerly, Financial, Metal and Energy Large Portfolio), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. The Master’s commodity brokers are Citigroup Global Markets, Inc. (“CGM”) and/or Morgan Stanley & Co. LLC (“MS&Co.”). Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained with CGM and/or MS & Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits if any, net of distributions and losses, if any.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2013 and 2012 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2013	December 31, 2012
Assets:
Equity in trading account:
Cash	$27,947,792	$25,480,037
Cash margin	4,136,983	4,257,198
Net unrealized appreciation on open futures contracts	153,970	257,884
Net unrealized appreciation on open forward contracts	173,370	543,469

Total assets	$32,412,115	$30,538,588

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$16,258	$66,800

Total liabilities	16,258	66,800

Partners’ Capital:
General Partner, 0.0000 unit equivalents at June 30, 2013 and December 31, 2012	0	0
Limited Partners, 20,595.0227 and 22,010.6587 units outstanding at June 30, 2013 and December 31, 2012, respectively	32,395,857	30,471,788

Total liabilities and partners’ capital	$32,412,115	$30,538,588

Net asset value per unit	$1,572.99	$1,384.41

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

June 30, 2013

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	25	$(13,515)	(0.04)%
Grains	18	(23,977)	(0.07)
Indices	130	43,483	0.13
Interest Rates Non-U.S.	25	(825)	(0.01)
Livestock	24	(3,930)	(0.01)

Total futures contracts purchased		1,236	0.00 *

Futures Contracts Sold
Energy	10	11,764	0.03
Grains	105	128,563	0.40
Indices	34	(53,156)	(0.16)
Interest Rates Non-U.S.	615	(18,498)	(0.06)
Interest Rates U.S.	297	12,065	0.04
Livestock	8	(8,060)	(0.03)
Metals	18	51,766	0.16
Softs	112	28,290	0.09

Total futures contracts sold		152,734	0.47

Unrealized Appreciation on Open Forward Contracts
Currencies	$118,040,076	2,004,210	6.19
Metals	294	1,132,328	3.50

Total unrealized appreciation on open forward contracts		3,136,538	9.69

Unrealized Depreciation on Open Forward Contracts
Currencies	$119,078,912	(2,325,768)	(7.18)
Metals	192	(637,400)	(1.97)

Total unrealized depreciation on open forward contracts		(2,963,168)	(9.15)

Net fair value		$327,340	1.01%

*	Due to rounding.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

* Due to rounding.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$1,496	$4,229	$4,974	$7,368

Expenses:
Clearing fees	55,696	29,104	110,930	60,722
Professional fees	17,430	14,056	36,570	39,332

Total expenses	73,126	43,160	147,500	100,054

Net investment income (loss)	(71,630)	(38,931)	(142,526)	(92,686)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,205,167	2,310,356	4,492,784	5,180,948
Change in net unrealized gains (losses) on open contracts	(379,589)	(1,626,215)	(474,013)	(2,774,665)

Total trading results	1,825,578	684,141	4,018,771	2,406,283

Net income (loss)	1,753,948	645,210	3,876,245	2,313,597
Subscriptions — Limited Partners	2,226,014	350,577	3,631,203	500,577
Redemptions — Limited Partners	(2,322,603)	(2,872,375)	(5,578,405)	(5,635,389)
Distribution of interest income to feeder funds	(1,496)	(4,229)	(4,974)	(7,368)

Net increase (decrease) in Partners’ capital	1,655,863	(1,880,817)	1,924,069	(2,828,583)
Partners’ Capital, beginning of period	30,739,994	39,368,418	30,471,788	40,316,184

Partners’ Capital, end of period	$32,395,857	$37,487,601	$32,395,857	$37,487,601

Net asset value per unit (20,595.0227 and 27,309.2691 units outstanding at June 30, 2013 and 2012, respectively)	$1,572.99	$1,372.71	$1,572.99	$1,372.71

Net income (loss) per unit*	$87.57	$22.31	$188.82	$76.71

Weighted average units outstanding	20,889.8644	28,383.1062	21,317.1932	29,407.0709

*	Based on change in net asset value per unit.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses) allocated from Master*	$62.13	$3.96	$139.34	$41.55
Interest income allocated from Master	0.07	0.15	0.23	0.26
Expenses **	(10.69)	(8.69)	(20.37)	(19.73)

Increase (decrease) for the period	51.51	(4.58)	119.20	22.08
Net asset value per unit, beginning of period	1,380.42	1,356.70	1,312.73	1,330.04

Net asset value per unit, end of period	$1,431.93	$1,352.12	$1,431.93	$1,352.12

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Ratio to average net assets:***
Net investment income (loss)	(9.4)%	(8.5)%	(9.4)%	(8.9)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(9.4)%	(8.5)%	(9.4)%	(8.9)%

Operating expenses	9.5%	8.6%	9.4%	8.9%
Incentive fees	—%	—%	—%	—%

Total expenses	9.5%	8.6%	9.4%	8.9%

Total return:
Total return before incentive fees	3.7%	(0.3)%	9.1%	1.7%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	3.7%	(0.3)%	9.1%	1.7%

***	Annualized (other than incentive fees).

****	Interest income allocated from the Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses)*	$88.35	$22.67	$190.35	$77.81
Interest income	0.08	0.15	0.24	0.26
Expenses **	(0.86)	(0.51)	(1.77)	(1.36)

Increase (decrease) for the period	87.57	22.31	188.82	76.71
Distribution of interest income to feeder funds	(0.08)	(0.15)	(0.24)	(0.26)
Net asset value per unit, beginning of period	1,485.50	1,350.55	1,384.41	1,296.26

Net asset value per unit, end of period	$1,572.99	$1,372.71	1,572.99	$1,372.71

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)****	(0.9)%	(0.4)%	(0.9)%	(0.5)%

Operating expenses	0.9%	0.4%	0.9%	0.5%

Total return	5.9%	1.6%	13.6%	5.9%

***	Annualized.

****	Interest income less total expenses.

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

During the second quarter of 2013, CMF Campbell Master Fund L.P. entered into brokerage account agreements with MS&Co. The Partnership, through its investment in the Master, will pay MS&Co. a service fee equal to $0.70 per round-turn for futures transactions, an equivalent amount for swaps, excluding forward foreign currency transactions, and $0.35 per side for option transactions, excluding foreign exchange options. CMF Campbell Master Fund L.P. commenced trading during June 2013.

Effective April 12, 2013, CMF Campbell Master Fund L.P. entered into a foreign exchange brokerage agreement with MS&Co. and commenced trading on or about May 1, 2013. The Partnership, through its investment in the Funds, will pay MS&Co. a foreign exchange prime brokerage fee equal to $4 per $1 million (notional) spot and forward foreign currency contracts transacted each month.

The customer agreements between the Partnership and CGM and the Master and CGM/MS&Co. give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and on open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2013 and December 31, 2012, respectively.

June 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$95,623	$(94,387)	$1,236
Forwards	176,969	(2,728,510)	(2,551,541)

Total Assets	$272,592	$(2,822,897)	$(2,550,305)

Liabilities
Futures	$354,470	$(201,736)	$152,734
Forwards	2,959,570	(234,659)	2,724,911

Total Liabilities	$3,314,040	$(436,395)	$2,877,645

Net unrealized appreciation on open futures contracts			$153,970
Net unrealized appreciation on open forward contracts			173,370

Total net unrealized gain (loss) on total contracts			$327,340

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$480,846	$(223,001)	$257,845
Forwards	628,695	(871,731)	(243,036)

Total Assets	$1,109,541	$(1,094,732)	$14,809

Liabilities
Futures	$93,455	$(93,416)	$39
Forwards	1,325,052	(538,547)	786,505

Total Liabilities	$1,418,507	$(631,963)	$786,544

Net unrealized appreciation on open futures contracts			$257,884
Net unrealized appreciation on open forward contracts			543,469

Total net unrealized gain (loss) on total contracts			$801,353

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2013 and 2012 were 2,074 and 1,618, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2013 and 2012 were 1,977 and 1,966, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2013 and 2012 were 594 and 257, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2013 and 2012 were 543 and 259, respectively. The monthly average notional values of currency forward contracts during the three months ended June 30, 2013 and 2012 were $478,870,517 and $336,874,456, respectively. The monthly average notional values of currency forward contracts during the six months ended June 30, 2013 and 2012 were $538,861,617 and $309,420,805, respectively. The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of June 30, 2013 and December 31, 2012.

Assets	June 30, 2013
Futures Contracts
Energy	$16,760
Grains	128,665
Indices	96,377
Interest Rates Non-U.S.	56,958
Interest Rates U.S.	49,315
Livestock	390
Metals	57,276
Softs	44,351

Total unrealized appreciation on open futures contracts	$450,092

Liabilities
Futures Contracts
Energy	$(18,511)
Grains	(24,079)
Indices	(106,050)
Interest Rates Non-U.S.	(76,281)
Interest Rates U.S.	(37,250)
Livestock	(12,380)
Metals	(5,510)
Softs	(16,061)

Total unrealized depreciation on open futures contracts	$(296,122)

Net unrealized appreciation on open futures contracts	$153,970 *

Assets
Forward Contracts
Currencies	2,004,210
Metals	1,132,328

Total unrealized appreciation on open forward contracts	$3,136,538

Liabilities
Forward Contracts
Currencies	(2,325,768)
Metals	(637,400)

Total unrealized depreciation on open forward contracts	$(2,963,168)

Net unrealized appreciation on open forward contracts	$173,370 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
Sector	2013	2012	2013	2012
Currencies	$(8,712)	$(687,810)	$1,262,298	$(509,538)
Energy	(28,889)	(1,024,044)	(202,137)	602,827
Grains	24,730	(117,595)	(2,469)	(148,894)
Indices	186,963	(1,328,608)	1,390,022	109,026
Interest Rates U.S.	(120,578)	905,475	(322,100)	495,988
Interest Rates Non-U.S.	(155,759)	2,294,173	(684,838)	1,476,160
Livestock	31,870	(32,155)	9,790	(87,550)
Metals	1,946,270	222,641	2,480,825	(310,817)
Softs	(50,317)	452,064	87,380	779,081

Total	$1,825,578 ***	$684,141 ***	$4,018,771 ***	$2,406,283 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

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

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$32,396,379	$—	$32,396,379	$—

Net fair value	$32,396,379	$—	$32,396,379	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$30,473,042	$—	$30,473,042	$—

Net fair value	$30,473,042	$—	$30,473,042	$—

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

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2013 and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$450,092	$450,092	$—	$—
Forwards	3,136,538	1,132,328	2,004,210	—

Total assets	$3,586,630	$1,582,420	$2,004,210	$—

Liabilities
Futures	$296,122	$296,122	$—	$—
Forwards	2,963,168	637,400	2,325,768	—

Total liabilities	3,259,290	933,522	2,325,768	—

Net fair value	$327,340	$648,898	$(321,558)	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$574,301	$574,301	$—	$—
Forwards	1,953,747	105,568	1,848,179	—

Total assets	$2,528,048	$679,869	$1,848,179	$—

Liabilities
Futures	$316,417	$316,417	$—	$—
Forwards	1,410,278	78,172	1,332,106	—

Total liabilities	1,726,695	394,589	1,332,106	—

Net fair value	$801,353	$285,280	$516,073	$—

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.9% to 45.7% of the Partnership’s/Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as CGM and/or MS&Co. or their affiliates are the counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

June 30, 2013

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2013 and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

June 30, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2013, Partnership capital increased 10.4% from $29,093,558 to $32,108,133. This increase was attributable to the net income of $2,587,551, coupled with the subscriptions of 2,561.2870 Redeemable Units totaling $3,631,203, which was partially offset by the redemptions of 2,301.0430 Redeemable Units totaling $3,204,179. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2013, the Master’s capital increased 6.3% from $30,471,788 to $32,395,857. This increase was attributable to the net income of $3,876,245, coupled with the subscriptions of 2,378.7400 units totaling $3,631,203 which was partially offset by the redemptions of 3,794.3760 units totaling $5,578,405 and distribution of interest income to feeder funds totaling $4,974. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2013, the net asset value per unit increased 3.7% from $1,380.42 to $1,431.93 as compared to a decrease of 0.3% in the second quarter of 2012. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2013 of $1,825,578. Gains were primarily attributable to the Master’s trading of commodity futures in grains, indices, livestock and metals and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates and softs. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2012 of $684,141. Gains were primarily attributable to the Master’s trading of commodity futures in U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, energy, grains, indices and livestock.

Trading results in agriculturals were relatively flat and had no material impact on the Partnership’s performance for the quarter. The most significant gains were recorded within the metals sector during April and June from short positions in precious and industrial metal futures as prices declined due to several factors including low or falling inflation readings, outflows from related Exchange Traded Products, and signs of slower global economic growth, especially in China. Additional gains were recorded within global stock indices from long futures positions in Pacific Rim, European, and U.S. equity index futures as prices were driven higher by an improving U.S. jobs market, a calming of European debt concerns, and a Japanese stimulus package. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the global interest rate sector from long positions in European and U.S. fixed income futures as prices declined on speculation central banks across Europe, the U.S., and Japan may curtail their asset purchase programs. Within the currency sector losses were recorded during the quarter from positions in the Japanese yen and the British pound as both showed sharp trend reversals following Fed Chairman Bernanke’s tapering comments. Losses were also incurred within the energy complex, primarily in June from short positions in gas oil and Brent crude oil as prices rose from concern that escalating Mideast tensions will disrupt supplies.

During the Partnership’s six months ended June 30, 2013, the net asset value per unit increased 9.1% from $1,312.73 to $1,431.93 as compared to an increase of 1.7% in the six months ended June 30, 2012. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2013 of $4,018,771. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, indices, livestock, metals and softs and were partially offset by losses in U.S. and non-U.S. interest rates, energy and grains. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2012 of $2,406,283. Gains were primarily attributable to the Master’s trading of commodity futures in energy, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in currencies, grains, livestock and metals.

The most significant gains were recorded within the metals sector across a majority of the two quarters from short positions in precious and industrial metals futures as prices declined due to several factors including low or falling inflation readings, concern that European central banks will sell gold reserves to help fund bail-out costs, outflows from related Exchange Traded Products, and signs of slower global economic growth, especially in China. Within the global stock indices, gains were experienced during the majority of the first two quarters from long futures positions in Pacific Rim, European, and U.S. equity index futures. Prices rose during the first quarter due primarily to optimism central banks will maintain loose monetary policies to boost economic growth. Stock indices were further driven higher during the second quarter by an improving U.S. jobs market, a calming of European debt concerns, and a Japanese stimulus package. Within the currency markets, gains were experienced during January through April from short positions in a weakening Japanese yen as Japan’s government pledged to aggressively tackle deflation. Gains were also recorded from short positions in the British pound as the UK economy showed signs of stagnation. Within the agriculturals sector, short positions in coffee futures resulted in gains as prices in February slumped to the lowest level in almost 32 months on mounting concern that global demand will trail supplies boosted by increased crop output in Brazil and Colombia. Additional gains were recorded from short positions in wheat futures. A portion of the Partnership’s gains for the first half of the year was offset by losses incurred within the global interest rate sector from long positions in European and U.S. fixed income futures as prices declined during late May and throughout June amid positive economic data and speculation central banks across Europe and the U.S. may curtail their asset purchase programs. Losses were also incurred within the energy complex primarily in February and June. In February, lower prices due to sluggish global demand, a stronger U.S. dollar, and an increased production of crude oil in the United States resulted in losses for the Partnership’s long positions. Prices whipsawed in June, resulting in losses from short positions in gas oil and Brent crude oil as prices rose from concern that escalating Mideast tensions will disrupt supplies.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM and/or MS&Co. based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and six months ended June 30, 2013 decreased by $2,733 and $2,394, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is due to lower average daily equity and lower U.S. Treasury bill rates during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s account and upon interest rates over which neither the Partnership/Master nor CGM or MS&Co. has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2013 decreased by $85,766 and $220,525, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to a decrease in the average net assets during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2013 decreased by $30,575 and $78,847, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to a decrease in average net assets during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2013 and 2012. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended June 30, 2013 and for the twelve months ended December 31, 2012 . All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of June 30, 2013, the Master’s total capitalization was $32,395,857 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2013 was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,700,625	5.25%	$2,590,223	$40,272	$1,729,837
Interest Rate	626,916	1.94%	2,251,567	349,912	1,093,250
Indices	622,501	1.92%	1,841,629	441,493	1,172,866
Commodity	1,186,941	3.66%	1,756,870	696,475	1,342,696

Total	$4,136,983	12.77%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Citigroup Global Markets Inc.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On May 31, 2013, the United States District Court for the Southern District of New York entered an order dismissing with prejudice the consolidated action INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL. and the individual action SWISSCANTO ASSET MANAGEMENT AG, ET AL. v. CITIGROUP INC., ET AL. pursuant to settlement agreements reached by the parties.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of mortgage-backed securities (“MBS”) and collateralized debt obligations (“CDOs”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the pending RMBS and CDO investor suits, including claims that have been dismissed but are still subject to appeal or otherwise not fully resolved, is approximately $8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with RMBS and CDO investors threatening litigation is approximately $6 billion.

On May 29, 2013, the United States District Court for the Southern District of New York so-ordered the parties’ stipulation of voluntary dismissal with prejudice in FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL. On June 24, 2013, the court entered orders of voluntary dismissal with prejudice and bar orders in FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. and FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., dismissing with prejudice all claims against Citigroup in those actions.

On April 30, 2013, the United States District Court for the Southern District of New York issued an order reinstating certain RMBS claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredit Loans, Inc. in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL. Citigroup Global Markets Inc. is named as an underwriter defendant, along with several other underwriter defendants, in plaintiffs’ consolidated third amended complaint, served on May 10, 2013.

Terra Firma Litigation

On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on Plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citi. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012. On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. The action was remanded to the United States District Court for the Southern District of New York, and retrial is scheduled to begin on October 7, 2013.

Other Matters

On May 6, 2013, Citibank, N.A. filed a complaint in the United States District Court for the Southern District of New York against Barclays Bank, PLC, seeking payment under a contractual indemnity for losses suffered as a result of foreign exchange trading by Lehman Brothers Inc. in September 2008.

Credit Default Swaps Information Market Matters

In April 2011, the European Commission (DG Competition) (the “EC”) opened an investigation (Case No COMP/39.745) concerning the market for pricing information concerning credit default swaps (“CDS”). On July 2, 2013, the EC served on Citigroup and Related Parties, as well as a dozen other CDS dealers, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business. The Statement of Objections sets forth the EC case team’s preliminary conclusions prior to hearing the dealers’ defenses.

In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (“CIDs”) on Citigroup concerning its role in Markit, a financial information services firm that collects and disseminates valuation and other data relating to credit default swaps. Citigroup has responded to the CIDs and is cooperating with the investigation.

Interbank Offered Rates-Related litigation and Other Matters

On June 14, 2013, the Monetary Authority of Singapore (“MAS”) announced the results of its review of the submissions processes from 2007 to 2011 of twenty banks, including Citibank, N.A. Singapore Branch, for benchmarks set in Singapore, including the Singapore Interbank Offered Rates (“SIBOR”), Swap Offered Rates, and foreign exchange benchmarks used to settle non-deliverable forward FX contracts. All of the banks, including Citibank, N.A. Singapore Branch, were found to have deficiencies in governance, risk management, internal controls, and surveillance systems relating to benchmark submissions, and all were required, among other things, to adopt certain corrective measures, to make quarterly reports to the MAS, and (with one exception) to deposit additional statutory reserves with the MAS for a period of one year.

On June 11, 2013, the plaintiff in 7 W. 57TH ST. REALTY V. CITIGROUP, INC., ET AL., filed a First Amended Complaint. The plaintiff alleges that defendants, including Citigroup and Citibank, N.A., manipulated USD LIBOR in violation of federal and state antitrust law and the Racketeer Influenced and Corrupt Organizations Act, and seeks compensatory damages and, where authorized by statute, treble damages.

On May 20, 2013, an individual action was brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks on behalf of certain hedge funds that were parties to interest rate swap transactions. Based on allegations that the panel bank defendants manipulated USD LIBOR, plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, tortious interference with contract, civil conspiracy, and unjust enrichment, and seek compensatory damages.

On June 25 and 28, 2013, three additional individual actions were brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks by various California counties and related public entities. Plaintiffs in each of these actions allege that the panel bank defendants manipulated USD LIBOR in violation of federal and state antitrust law. Plaintiffs also assert claims for fraud, negligent misrepresentation, interference with economic advantage, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, and seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.

Morgan Stanley & Co. LLC

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, MS executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”). MS agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. On August 13, 2008, MS reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates

(plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2013, there were additional subscriptions of 1,531.7620 Redeemable Units totaling $2,226,014. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	108.7680	$1,483.03	N/A	N/A
May 1, 2013 - May 31, 2013	296.2030	$1,474.02	N/A	N/A
June 1, 2013 - June 30, 2013	70.0520	$1,431.93	N/A	N/A
	475.0230	$1,469.88

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

The General Partner is in the process of transferring the brokerage accounts of the Partnership and the Master from CGM to MS & Co., a registered futures commission merchant. It is anticipated that eventually all of the assets of the Partnership and the Master will be deposited in accounts at MS & Co. MS & Co. is owned by Morgan Stanley, which is also the ultimate parent company of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“MSWM”), and the General Partner. Morgan Stanley is a worldwide financial services firm with offices throughout the United States and foreign countries.

In connection with this transition, (i) the Partnership will cease paying a brokerage fee to CGM, (ii) CGM will no longer act as a selling agent for the Partnership, (iii) the Partnership will begin paying an ongoing selling agent fee to MSWM and (iv) the Partnership will begin indirectly paying service and transaction fees to MS & Co. through its investment in the Master.

The Partnership does not have officers or a board of directors. The General Partner is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner. Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010. He was appointed President of the General Partner in August 2013. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer. Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed herewith).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the form 10-Q filed on November 11, 2012 and incorporated herein by reference).

10.2	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2012, dated June 1, 2012 (filed as Exhibit 10.6(c) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.7	(a) Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York, dated July 25, 2007 (filed as Exhibit 10.7(a) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(b) Fifth Amendment to the Escrow Agreement among Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4, 2013 (filed as Exhibit 10.7(b) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu Alper Daglioglu President and Director

Date: August 14, 2013

By:	/s/ Damian George Damian George Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 14, 2013