Form 10-Q
period 2013-09-30
POTOMAC FUTURES FUND LP
filed 2013-11-14
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2013

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

Yes    No X

As of October 31, 2013, 18,989.9428 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012
Assets:
Investment in Master, at fair value	$28,699,916	$30,473,042
Cash	152,530	102,414

Total assets	$28,852,446	$30,575,456

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$132,240	$140,138
Management fees	47,640	50,600
Other	135,929	75,547
Redemptions Payable	2,290,844	1,215,613

Total liabilities	2,606,653	1,481,898

Partners’ Capital:
General Partner 265.4926 unit equivalents outstanding at September 30, 2013 and December 31, 2012	365,565	348,520
Limited Partners 18,795.6078 and 21,897.1668 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	25,880,228	28,745,038

Total partners’ capital	26,245,793	29,093,558

Total liabilities and partners’ capital	$28,852,446	$30,575,456

Net asset value per unit	$1,376.93	$1,312.73

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest Income allocated from Master	$1,155	$4,496	$6,129	$11,864

Expenses:
Expenses allocated from Master	62,292	53,601	209,792	153,655
Brokerage fees	417,142	502,034	1,290,290	1,595,707
Management fees	150,393	181,060	465,563	575,077
Other	53,205	8,700	153,581	141,074

Total expenses	683,032	745,395	2,119,226	2,465,513

Net investment income (loss)	(681,877)	(740,899)	(2,113,097)	(2,453,649)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	221,214	35,724	4,713,998	5,216,672
Change in net unrealized gains (losses) on open contracts allocated from Master	(704,196)	1,851,734	(1,178,209)	(922,931)

Total trading results allocated from Master	(482,982)	1,887,458	3,535,789	4,293,741

Net income (loss)	(1,164,859)	1,146,559	1,422,692	1,840,092
Subscriptions — Limited Partners	1,933,472	613,500	5,564,675	1,114,077
Redemptions — Limited Partners	(6,630,953)	(5,238,617)	(9,835,132)	(9,692,512)
Redemptions — General Partner	—	(100,437)	—	(100,437)

Net increase (decrease) in Partners’ Capital	(5,862,340)	(3,578,995)	(2,847,765)	(6,838,780)
Partners’ Capital, beginning of period	32,108,133	36,224,959	29,093,558	39,484,744

Partners’ Capital, end of period	$26,245,793	$32,645,964	$26,245,793	$32,645,964

Net asset value per unit (19,061.1004 and 23,402.7554 units outstanding at September 30, 2013 and 2012, respectively)	$1,376.93	$1,394.96	$1,376.93	$1,394.96

Net income (loss) per unit*	$(55.00)	$42.84	$64.20	$64.92

Weighted average units outstanding	21,424.8221	25,728.3654	21,946.5475	27,573.9692

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

1.	General:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Campbell Master Fund L.P. (the “Master”) are volatile and involve a high degree of market risk. The Partnership was authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2013, all trading decisions for the Partnership are made by the Advisor (defined below).

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by Campbell & Company, Inc. (“Campbell” or the “Advisor”) using the Campbell Managed Futures Portfolio (formerly, Financial, Metal and Energy Large Portfolio), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. During the period covered by this report, the Master’s commodity brokers were Citigroup Global Markets, Inc. (“CGM”) and/or Morgan Stanley & Co. LLC (“MS&Co.”). Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2013.

As of September 30, 2013 and December 31, 2012, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the period covered by this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS & Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2013 and 2012 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012
Assets:
Equity in trading account:
Cash	$24,336,511	$25,480,037
Cash margin	4,776,307	4,257,198
Net unrealized appreciation on open futures contracts	0	257,884
Net unrealized appreciation on open forward contracts	0	543,469

Total assets	$29,112,818	$30,538,588

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$167,281	$0
Net unrealized depreciation on open forward contracts	209,575	0
Accrued expenses:
Clearing fees due to MS&Co.	2,844	0
Professional fees	33,437	66,800

Total liabilities	413,137	66,800

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at September 30, 2013 and December 31, 2012	0	0
Limited Partners, 18,588.3324 and 22,010.6587 units outstanding at September 30, 2013 and December 31, 2012, respectively	28,699,681	30,471,788

Total liabilities and partners’ capital	$29,112,818	$30,538,588

Net asset value per unit	$1,543.96	$1,384.41

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	23	$(55,540)	(0.19)%
Grains	42	(17,356)	(0.06)
Indices	367	(177,945)	(0.62)
Interest Rates Non-U.S.	170	49,044	0.17
Interest Rates U.S.	205	34,950	0.12
Livestock	36	(13,660)	(0.05)
Softs	58	17,472	0.06

Total futures contracts purchased		(163,035)	(0.57)

Futures Contracts Sold
Energy	25	20,309	0.07
Grains	109	40,813	0.14
Indices	27	(19,202)	(0.07)
Interest Rates Non-U.S.	149	(53,434)	(0.19)
Interest Rates U.S.	68	(38,438)	(0.13)
Metals	9	11,187	0.04
Softs	35	34,519	0.12

Total futures contracts sold		(4,246)	(0.02)

Unrealized Appreciation on Open Forward Contracts
Currencies	$128,006,321	2,016,100	7.03
Metals	109	86,263	0.30

Total unrealized appreciation on open forward contracts		2,102,363	7.33

Unrealized Depreciation on Open Forward Contracts
Currencies	$114,223,794	(2,030,404)	(7.08)
Metals	206	(281,534)	(0.98)

Total unrealized depreciation on open forward contracts		(2,311,938)	(8.06)

Net fair value		$(376,856)	(1.32)%

*	Due to rounding.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

* Due to rounding.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$1,155	$4,496	$6,129	$11,864

Expenses:
Clearing fees	45,114	35,758	156,044	96,480
Professional fees	17,179	17,843	53,749	57,175

Total expenses	62,293	53,601	209,793	153,655

Net investment income (loss)	(61,138)	(49,105)	(203,664)	(141,791)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	221,214	35,724	4,713,998	5,216,672
Change in net unrealized gains (losses) on open contracts	(704,196)	1,851,734	(1,178,209)	(922,931)

Total trading results	(482,982)	1,887,458	3,535,789	4,293,741

Net income (loss)	(544,120)	1,838,353	3,332,125	4,151,950
Subscriptions — Limited Partners	1,933,472	613,500	5,564,675	1,114,077
Redemptions — Limited Partners	(5,084,373)	(6,882,649)	(10,662,778)	(12,518,038)
Distribution of interest income to feeder funds	(1,155)	(4,496)	(6,129)	(11,864)

Net increase (decrease) in Partners’ capital	(3,696,176)	(4,435,292)	(1,772,107)	(7,263,875)
Partners’ Capital, beginning of period	32,395,857	37,487,601	30,471,788	40,316,184

Partners’ Capital, end of period	$28,699,681	$33,052,309	$28,699,681	$33,052,309

Net asset value per unit (18,588.3324 and 22,899.3596 units outstanding at September 30, 2013 and 2012, respectively)	$1,543.96	$1,443.37	$1,543.96	$1,443.37

Net income (loss) per unit*	$(28.97)	$70.83	$159.85	$147.54

Weighted average units outstanding	20,433.2627	26,778.5546	21,022.5497	28,530.8988

*	Based on change in net asset value per unit.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses) allocated from Master*	$(44.76)	$50.74	$94.58	$92.29
Interest income allocated from Master	0.05	0.17	0.28	0.43
Expenses **	(10.29)	(8.07)	(30.66)	(27.80)

Increase (decrease) for the period	(55.00)	42.84	64.20	64.92
Net asset value per unit, beginning of period	1,431.93	1,352.12	1,312.73	1,330.04

Net asset value per unit, end of period	$1,376.93	$1,394.96	$1,376.93	$1,394.96

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratio to average net assets:***
Net investment income (loss)	(9.4)%	(8.5)%	(9.5)%	(8.8)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(9.4)%	(8.5)%	(9.5)%	(8.8)%

Operating expenses	9.4%	8.5%	9.5%	8.8%
Incentive fees	—%	—%	—%	—%

Total expenses	9.4%	8.5%	9.5%	8.8%

Total return:
Total return before incentive fees	(3.8)%	3.2%	4.9%	4.9%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(3.8)%	3.2%	4.9%	4.9%

***	Annualized (other than incentive fees).

****	Interest income allocated from the Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses)*	$(28.14)	$71.37	$162.21	$149.18
Interest income	0.06	0.17	0.30	0.43
Expenses **	(0.89)	(0.71)	(2.66)	(2.07)

Increase (decrease) for the period	(28.97)	70.83	159.85	147.54
Distribution of interest income to feeder funds	(0.06)	(0.17)	(0.30)	(0.43)
Net asset value per unit, beginning of period	1,572.99	1,372.71	1,384.41	1,296.26

Net asset value per unit, end of period	$1,543.96	$1,443.37	$1,543.96	$1,443.37

*	Includes Clearing Fees.
**	Excludes Clearing Fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios to Average Net Assets:***
Net investment income (loss)****	(0.8)%	(0.5)%	(0.9)%	(0.5)%

Operating expenses	0.8%	0.6%	0.9%	0.5%

Total return	(1.9)%	5.2%	11.5%	11.4%

***	Annualized.
****	Interest income less total expenses ..

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

During the second quarter of 2013, the Master entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co., a registered futures commission merchant. The Master commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. The Master commenced futures trading through an account at MS&Co. on or about June 10, 2013. Effective August 2, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Master, will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

The customer agreements between the Partnership and CGM, the Master and CGM, the Partnership and MS&Co. and the Master and MS&Co., give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and on open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2013 and 2012 were 1,716 and 2,236, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2013 and 2012 were 1,890 and 2,056, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2013 and 2012 were 733 and 449, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2013 and 2012 were 606 and 322, respectively. The monthly average notional values of currency forward contracts during the three months ended September 30, 2013 and 2012 were $444,308,316 and $405,896,707, respectively. The monthly average notional values of currency forward contracts during the nine months ended September 30, 2013 and 2012 were $507,343,850 and $341,579,439, respectively.

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

The following tables summarize the valuation of the Master’s investments as of September 30, 2013 and December 31, 2012, respectively.

September 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$184,576	$(347,611)	$(163,035)
Forwards	1,974,233	(208,482)	1,765,751

Total Assets	$2,158,809	$(556,093)	$1,602,716

Liabilities
Futures	$136,886	$(141,132)	$(4,246)
Forwards	128,129	(2,103,455)	(1,975,326)

Total Liabilities	$265,015	$(2,244,587)	$(1,979,572)

Net unrealized depreciation on open futures contracts			$(167,281)
Net unrealized depreciation on open forward contracts			(209,575)

Total net unrealized gain (loss) on total contracts			$(376,856)

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$480,846	$(223,001)	$257,845
Forwards	628,695	(871,731)	(243,036)

Total Assets	$1,109,541	$(1,094,732)	$14,809

Liabilities
Futures	$93,455	$(93,416)	$39
Forwards	1,325,052	(538,547)	786,505

Total Liabilities	$1,418,507	$(631,963)	$786,544

Net unrealized appreciation on open futures contracts			$257,884
Net unrealized appreciation on open forward contracts			543,469

Total net unrealized gain (loss) on total contracts			$801,353

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of September 30, 2013 and December 31, 2012.

Assets	September 30, 2013
Futures Contracts
Energy	$23,518
Grains	88,988
Indices	57,084
Interest Rates Non-U.S.	50,239
Interest Rates U.S.	35,356
Livestock	890
Metals	13,082
Softs	52,304

Total unrealized appreciation on open futures contracts	$321,461

Liabilities
Futures Contracts
Energy	$(58,749)
Grains	(65,531)
Indices	(254,231)
Interest Rates Non-U.S.	(54,629)
Interest Rates U.S.	(38,844)
Livestock	(14,550)
Metals	(1,895)
Softs	(313)

Total unrealized depreciation on open futures contracts	$(488,742)

Net unrealized depreciation on open futures contracts	$(167,281)*

Assets
Forward Contracts
Currencies	2,016,100
Metals	86,263

Total unrealized appreciation on open forward contracts	$2,102,363

Liabilities
Forward Contracts
Currencies	(2,030,404)
Metals	(281,534)

Total unrealized depreciation on open forward contracts	$(2,311,938)

Net unrealized depreciation on open forward contracts	$(209,575)**

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
Sector	2013		2012	2013	2012
Currencies	$(571,331)		$238,122	$690,967	$(271,416)
Energy	14,752		117,288	(187,385)	720,115
Grains	49,226		718,121	46,757	569,227
Indices	977,535		834,805	2,367,557	943,831
Interest Rates U.S.	8,329		250,328	(313,771)	746,316
Interest Rates Non-U.S.	87,472		124,096	(597,366)	1,600,256
Livestock	(6,230)		(177,390)	3,560	(264,940)
Metals	(1,002,068)		(14,512)	1,478,757	(325,329)
Softs	(40,667)		(203,400)	46,713	575,681

Total	$(482,982	)***	$1,887,458 ***	$3,535,789 ***	$4,293,741 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012- 04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$28,699,916	$—	$28,699,916	$—

Net fair value	$28,699,916	$—	$28,699,916	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$30,473,042	$—	$30,473,042	$—

Net fair value	$30,473,042	$—	$30,473,042	$—

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2013 and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$321,461	$321,461	$—	$—
Forwards	2,102,363	86,263	2,016,100	—

Total assets	$2,423,824	$407,724	$2,016,100	$—

Liabilities
Futures	$488,742	$488,742	$—	$—
Forwards	2,311,938	281,534	2,030,404	—

Total liabilities	2,800,680	770,276	2,030,404	—

Net fair value	$(376,856)	$(362,552)	$(14,304)	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$574,301	$574,301	$—	$—
Forwards	1,953,747	105,568	1,848,179	—

Total assets	$2,528,048	$679,869	$1,848,179	$—

Liabilities
Futures	$316,417	$316,417	$—	$—
Forwards	1,410,278	78,172	1,332,106	—

Total liabilities	1,726,695	394,589	1,332,106	—

Net fair value	$801,353	$285,280	$516,073	$—

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized, forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 31.8% to 61.2% of the Partnership’s/Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks.

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

September 30, 2013

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013, and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2013 and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than as referenced in Note 3, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership capital decreased 9.8% from $29,093,558 to $26,245,793. This decrease was attributable to the redemptions of 7,024.4270 Redeemable Units totaling $9,835,132, which was partially offset by the net income of $1,422,692, coupled with the subscriptions of 3,922.8680 Redeemable Units totaling $5,564,675. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2013, the Master’s capital decreased 5.8% from $30,471,788 to $28,699,681. This decrease was attributable to the redemptions of 7,032.5752 Redeemable Units totaling $10,662,778 and distribution of interest income to feeder funds totaling $6,129, which was partially offset by the net income of $3,332,125, coupled with the subscriptions of 3,610.2489 Redeemable Units totaling $5,564,675. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2013, the net asset value per unit decreased 3.8% from $1,431.93 to $1,376.93 as compared to an increase of 3.2% in the third quarter of 2012. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the third quarter of 2013 of $482,982. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, livestock, metals and softs and were partially offset by gains in energy, grains, indices and U.S. and non-U.S interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2012 of $1,887,458. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, U.S. and non-U.S. interest rates and were partially offset by losses in livestock, metals and softs.

The most significant losses were recorded in August within the metals sector from short positions in industrial and precious metals futures as industrial metals prices increased due to improving macro-economic data in China, while weaker U.S. economic data sent precious metals higher. In currencies, the largest losses were recorded from short positions in the Canadian and New Zealand dollars as the value of these currencies appreciated during July on hawkish leaning central bank comments and amid better economic data. Further currency losses were incurred during September from short positions in the Canadian dollar as the U.S. Federal Reserve’s surprising decision to delay tapering of its monthly asset purchase program boosted the value of the Canadian currency versus the U.S. dollar. In energies, losses were recorded from long positions in crude oil and its distillate products as a calming of tensions between the U.S. and Syria caused a sell-off in energy prices, Additional losses were incurred in September within the agriculturals market from sugar futures as ample supplies compensated for smaller-than-forecast output in Brazil’s center south, the main growing region of the world’s top producer. A portion of the Partnership’s losses for the quarter was offset by gains achieved primarily within the global stock index sector during July and September from long positions in U.S. and Asian equity index futures as prices advanced on news of positive employment figures in Europe and the U.S. Federal Reserve’s decision not to curtail its monthly bond purchasing program. The Fund produced additional gains during August from short European interest rate futures positions as prices retreated.

During the Partnership’s nine months ended September 30, 2013, the net asset value per unit increased 4.9% from $1,312.73 to $1,376.93 as compared to an increase of 4.9% in the nine months ended September 30, 2012. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2013 of $3,535,789. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, livestock, metals and softs and were partially offset by losses in U.S. and non-U.S. interest rates and energy. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2012 of $4,293,741. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in currencies, livestock and metals.

Net trading results in the agricultural markets for the first three quarters of the year were relatively flat. The most significant gains were recorded within the global stock index sector in January from long positions in U.S., European and Asian stock index futures as prices advanced on positive economic sentiment in the U.S. following the resolution of the ‘fiscal cliff’ and as newly elected Japanese Prime Minister Shinzo Abe voiced his commitment to advance stimulus measures in that country. Additional gains were recorded within the metals sector from short positions in gold futures as prices declined on reports the U.S. Federal Reserve would consider curtailing its stimulus program earlier-than-expected, decreasing demand for gold as a store of value. Additional gains were recorded from short positions in copper futures primarily in April and June as prices declined following reports a key gauge of Chinese manufacturing missed estimates, spurring concern demand from China may slow. In the currency markets, gains were recorded throughout the first half of the year from short positions in a weakening Japanese yen as Japan’s government pledged to aggressively tackle deflation, putting pressure on the value of its currency. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the global interest rate sector from long positions in European and U.S. fixed income futures as prices declined in the second and third quarters amid positive economic data and speculation central banks across Europe and the U.S. may curtail their asset purchase programs. Losses were also incurred within the energy complex primarily in February, June, and September. In February, lower prices due to sluggish global demand, a stronger U.S. dollar, and an increased production of crude oil in the United States resulted in losses for the Partnership’s long positions. Prices whipsawed in June, resulting in losses from short positions in gas oil and Brent crude oil as prices rose from concern that escalating Mideast tensions will disrupt supplies. In September, losses were recorded from long positions in crude oil and its distillate products as a calming of tensions between the U.S. and Syria caused a sell-off in energy prices.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM or MS&Co., as applicable, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2013 decreased by $3,341 and $5,735, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is due to lower average daily equity and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s account and upon interest rates over which the Partnership, the Master, CGM and MS&Co. have no control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2013 decreased by $84,892 and $305,417, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to a decrease in the average net assets during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2013 decreased by $30,667 and $109,514, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to a decrease in average net assets during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2013 and 2012. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Exchange margin requirements have been used by the Master as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended September 30, 2013 and for the twelve months ended December 31, 2012 . All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of September 30, 2013, the Master’s total capitalization was $28,699,681 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2013 was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,044,754	7.13%	$3,732,587	$1,570,957	$2,854,074
Energy	144,540	0.50%	537,625	106,469	371,422
Grains	222,394	0.78%	642,842	215,779	358,138
Indices	1,504,877	5.24%	2,064,556	541,978	1,458,778
Interest Rates U.S.	74,032	0.26%	261,589	29,376	149,513
Interest Rates Non-U.S.	239,264	0.83%	857,399	189,313	535,283
Livestock	47,925	0.17%	113,839	7,088	58,882
Metals	450,513	1.57%	1,355,773	204,667	706,469
Softs	144,210	0.50%	322,850	110,000	229,662

Total	$4,872,509	16.98%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co is registered as a futures commission merchant and is a member of the National Futures Association.

There have been no material administrative, civil or criminal actions within the past five years against MS&Co or any of its individual principals and no such actions are currently pending, except as follows.

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

On June 5, 2012, MS&Co consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co violated CME Rules 432.Q and 538 and fined MS&Co $750,000 and CBOT found that MS&Co violated CBOT Rules 432.Q and 538 and fined MS&Co $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co or sold to plaintiff’s affiliates’ clients by MS&Co in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied

MS&Co’s motion to dismiss the complaint and on March 21, 2011, MS&Co appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus post-judgment interest, fees and costs. MS&Co may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS& Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant and broker-dealer, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2013, there were additional subscriptions of 1,361.5810 Redeemable Units totaling $1,933,472. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	2,734.1870	$1,420.00	N/A	N/A
August 1, 2013 - August 31, 2013	325.4640	$1,405.88	N/A	N/A
September 1, 2013 - September 30, 2013	1,663.7330	$1,376.93	N/A	N/A
	4,723.3840	$1,403.86

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

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Mine Safety Disclosures – Not Applicable.

Item 5.	Other Information

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a monthly selling agent fee equal to 5.5% per year of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sell redeemable units in the Partnership.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(j) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the form 10-Q filed on November 11, 2012 and incorporated herein by reference).

10.2(a)	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.2(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed herewith).

10.3(a)	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.3(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed herewith).

10.4	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2012, dated June 1, 2012 (filed as Exhibit 10.6(c) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.6	(a) Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York, dated July 25, 2007 (filed as Exhibit 10.7(a) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(b) Fifth Amendment to the Escrow Agreement among Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4, 2013 (filed as Exhibit 10.7(b) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu Alper Daglioglu President and Director

Date: November 14, 2013

By:	/s/ Alice Lonero Alice Lonero Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2013