Form 10-Q
period 2014-03-31
POTOMAC FUTURES FUND LP
filed 2014-05-14
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2014

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

Yes    No X

As of April 30, 2014, 21,467.8808 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Investment in Master, at fair value	$28,776,949	$30,747,092
Cash	183,621	53,216

Total assets	$28,960,570	$30,800,308

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$132,736	$141,168
Management fees	47,721	50,991
Other	195,019	64,614
Redemptions Payable	989,679	440,330

Total liabilities	1,365,155	697,103

Partners’ Capital:
General Partner 265.4926 unit equivalents outstanding at March 31, 2014 and December 31, 2013	329,724	374,692
Limited Partners 21,954.2558 and 21,064.5228 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	27,265,691	29,728,513

Total partners’ capital	27,595,415	30,103,205

Total liabilities and partners’ capital	$28,960,570	$30,800,308

Net asset value per unit	$1,241.93	$1,411.31

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income allocated from Master	$1,896	$3,478

Expenses:
Expenses allocated from Master	79,266	74,374
Ongoing selling agent fees	411,918	424,201
Management fees	148,344	153,163
Other	130,405	43,518

Total expenses	769,933	695,256

Net investment income (loss)	(768,037)	(691,778)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(2,513,725)	2,287,617
Change in net unrealized gains (losses) on open contracts allocated from Master	(579,425)	(94,424)

Total trading results allocated from Master	(3,093,150)	2,193,193

Net income (loss)	(3,861,187)	1,501,415
Subscriptions — Limited Partners	3,201,764	1,405,189
Redemptions — Limited Partners	(1,848,367)	(2,505,954)

Net increase (decrease) in Partners’ Capital	(2,507,790)	400,650
Partners’ Capital, beginning of period	30,103,205	29,093,558

Partners’ Capital, end of period	$27,595,415	$29,494,208

Net asset value per unit (22,219.7484 and 21,366.1644 units outstanding at March 31, 2014 and 2013, respectively)	$1,241.93	$1,380.42

Net income (loss) per unit*	$(169.38)	$67.69

Weighted average units outstanding	22,743.0544	22,300.0674

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of March 31, 2014, all trading decisions for the Partnership are made by Campbell & Company, Inc. (the “Advisor”).

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by the Advisor using the Campbell Managed Futures Portfolio (formerly, Financial, Metal and Energy Large Portfolio), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. During the three months ended March 31, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&CO.”). During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2014.

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

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a monthly selling agent fee equal to 5.5% per year of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sell redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.5% to an annual rate of 3.0%.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees were previously presented as brokerage fees.

As of March 31, 2014 and December 31, 2013, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the three months ended March 31, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS & Co. During prior periods covered by this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2014 and 2013 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	$21,644,113	$22,870,367
Cash margin	6,797,257	6,942,397
Net unrealized appreciation on open futures contracts	385,643	840,448
Net unrealized appreciation on open forward contracts	—	123,992

Total assets	$28,827,013	$30,777,204

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	628	—
Accrued expenses:
Professional fees	46,588	26,460
Clearing fees due to MS&Co.	3,529	3,922

Total liabilities	50,745	30,382

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2014 and December 31, 2013	—	—
Limited Partners, 19,769.1860 and 19,021.4007 units outstanding at March 31, 2014 and December 31, 2013, respectively	28,776,268	30,746,822

Total liabilities and partners’ capital	$28,827,013	$30,777,204

Net asset value per unit	$1,455.61	$1,616.43

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

March 31, 2014

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	50	$(16,940)	(0.06)%
Grains	212	216,474	0.75
Indices	357	135,615	0.47
Interest Rates Non-U.S.	324	(30,994)	(0.10)
Interest Rates U.S.	97	(13,734)	(0.05)
Livestock	20	7,860	0.03
Metals	4	(5,890)	(0.02)
Softs	54	54,982	0.19

Total futures contracts purchased		347,373	1.21

Futures Contracts Sold
Energy	10	(2,375)	(0.01)
Indices	49	7,381	0.03
Interest Rates Non-U.S.	313	8,375	0.03
Interest Rates U.S.	407	(15,551)	(0.06)
Metals	13	40,440	0.14

Total futures contracts sold		38,270	0.13

Net unrealized appreciation on open futures contracts		385,643	1.34

Unrealized Appreciation on Open Forward Contracts
Currencies	$202,193,796	1,833,644	6.37
Metals	160	155,804	0.54

Total unrealized appreciation on open forward contracts		1,989,448	6.91

Unrealized Depreciation on Open Forward Contracts
Currencies	$159,353,175	(1,693,789)	(5.88)
Metals	228	(296,287)	(1.03)

Total unrealized depreciation on open forward contracts		(1,990,076)	(6.91)

Net unrealized depreciation on open forward contracts		(628)	0.00 *

Net fair value		$385,015	1.34%

*	Due to rounding.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

December 31, 2013

	Notional ($)/ Number of Contracts	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	76	$(53,457)	(0.18)%
Grains	28	(34,952)	(0.11)
Indices	353	795,421	2.59
Interest Rates Non-U.S.	243	(40,242)	(0.13)
Interest Rates U.S.	259	(62,513)	(0.20)
Livestock	9	1,170	0.00 *
Softs	13	6,270	0.02

Total futures contracts purchased		611,697	1.99

Futures Contracts Sold
Energy	2	250	0.00 *
Grains	212	105,941	0.34
Indices	23	(5,333)	(0.02)
Interest Rates Non-U.S.	182	68,165	0.22
Interest Rates U.S.	215	30,680	0.10
Livestock	38	23,980	0.08
Metals	42	21,755	0.07
Softs	132	(16,687)	(0.05)

Total futures contracts sold		228,751	0.74

Net unrealized appreciation on open futures contracts		840,448	2.73

Unrealized Appreciation on Open Forward Contracts
Currencies	$134,592,112	1,317,766	4.29
Metals	147	150,666	0.49

Total unrealized appreciation on open forward contracts		1,468,432	4.78

Unrealized Depreciation on Open Forward Contracts
Currencies	$142,674,457	(1,124,774)	(3.66)
Metals	151	(219,666)	(0.71)

Total unrealized depreciation on open forward contracts		(1,344,440)	(4.37)

Net unrealized appreciation on open forward contracts		123,992	0.41

Net fair value		$964,440	3.14%

* Due to rounding.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income	$1,896	$3,478

Expenses:
Clearing fees	59,138	55,234
Professional fees	20,128	19,140

Total expenses	79,266	74,374

Net investment income (loss)	(77,370)	(70,896)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,513,725)	2,287,617
Change in net unrealized gains (losses) on open contracts	(579,425)	(94,424)

Total trading results	(3,093,150)	2,193,193

Net income (loss)	(3,170,520)	2,122,297
Subscriptions — Limited Partners	3,201,764	1,405,189
Redemptions — Limited Partners	(1,999,902)	(3,255,802)
Distribution of interest income to feeder funds	(1,896)	(3,478)

Net increase (decrease) in Partners’ capital	(1,970,554)	268,206
Partners’ Capital, beginning of period	30,746,822	30,471,788

Partners’ Capital, end of period	$28,776,268	$30,739,994

Net asset value per unit (19,769.1860 and 20,693.4086 units outstanding at March 31, 2014 and 2013, respectively)	$1,455.61	$1,485.50

Net income (loss) per unit*	$(160.73)	$101.25

Weighted average units outstanding	20,110.4246	21,744.5220

*	Based on change in net asset value per unit before distribution of interest income to feeder funds.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Net realized and unrealized gains (losses) allocated from Master*	$(156.31)	$77.21
Interest income allocated from Master	0.08	0.16
Expenses **	(13.15)	(9.68)

Increase (decrease) for the period	(169.38)	67.69
Net asset value per unit, beginning of period	1,411.31	1,312.73

Net asset value per unit, end of period	$1,241.93	$1,380.42

*	Includes ongoing selling agent fees and clearing fees allocated from the Master.

**	Excludes ongoing selling agent fees and clearing fees allocated from the Master.

	Three Months Ended March 31,
	2014	2013
Ratio to average net assets:***
Net investment income (loss)	(10.6)%	(9.5)%
Incentive fees	—%	—%

Net investment income (loss) before incentive fees****	(10.6)%	(9.5)%

Operating expenses	10.7%	9.5%
Incentive fees	—%	—%

Total expenses	10.7%	9.5%

Total return:
Total return before incentive fees	(12.0)%	5.2%
Incentive fees	—	—%

Total return after incentive fees	(12.0)%	5.2%

***	Annualized (other than incentive fees).

****	Interest income allocated from the Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2014	2013
Net realized and unrealized gains (losses)*	$(159.79)	$102.00
Interest income	0.09	0.16
Expenses **	(1.03)	(0.91)

Increase (decrease) for the period	(160.73)	101.25
Distribution of interest income to feeder funds	(0.09)	(0.16)
Net asset value per unit, beginning of period	1,616.43	1,384.41

Net asset value per unit, end of period	$1,455.61	$1,485.50

*	Includes Clearing Fees.
**	Excludes Clearing Fees.

	Three Months Ended March 31,
	2014	2013
Ratios to Average Net Assets:***
Net investment income (loss)****	(1.0)%	(0.9)%

Operating expenses	1.1%	1.0%

Total return	(10.0)%	7.3%

***	Annualized.
****	Interest income less total expenses ..

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

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

Brokerage fees previously paid to CGM were, and ongoing selling agent fees paid to MS&CO. are, calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to its limited partners, including the partnership.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2014 and 2013 were 1,907 and 1,880, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2014 and 2013 were 656 and 492, respectively. The monthly average notional values of currency forward contracts during the three months ended March 31, 2014 and 2013 were $611,112,913 and $598,852,717, respectively.

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

The following tables summarize the valuation of the Master’s investments as of March 31, 2014 and December 31, 2013, respectively.

March 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$789,928	$(404,285)	$385,643
Forwards	1,989,448	(1,989,448)	—

Total Assets	$2,779,376	$(2,393,733)	$385,643

Liabilities
Futures	$(404,285)	$404,285	$—
Forwards	(1,990,076)	1,989,448	(628)

Total Liabilities	$(2,394,361)	$2,393,733	$(628)

Net fair value			$385,015

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,102,682	$(262,234)	$840,448
Forwards	1,468,433	(1,344,441)	123,992

Total Assets	$2,571,115	$(1,606,675)	$964,440

Liabilities
Futures	$(262,234)	$262,234	$—
Forwards	(1,344,441)	1,344,441	—

Total Liabilities	$(1,606,675)	$1,606,675	$—

Net fair value			$964,440

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2014 and December 31, 2013.

Assets	March 31, 2014
Futures Contracts
Energy	$7,245
Grains	244,073
Indices	234,892
Interest Rates Non-U.S.	123,954
Interest Rates U.S.	39,672
Livestock	9,520
Metals	42,365
Softs	88,207

Total unrealized appreciation on open futures contracts	$789,928

Liabilities
Futures Contracts
Energy	$(26,560)
Grains	(27,599)
Indices	(91,896)
Interest Rates Non-U.S.	(146,573)
Interest Rates U.S.	(68,957)
Livestock	(1,660)
Metals	(7,815)
Softs	(33,225)

Total unrealized depreciation on open futures contracts	$(404,285)

Net unrealized appreciation on open futures contracts	$385,643 *

Assets
Forward Contracts
Currencies	$1,833,644
Metals	155,804

Total unrealized appreciation on open forward contracts	$1,989,448

Liabilities
Forward Contracts
Currencies	$(1,693,789)
Metals	(296,287)

Total unrealized depreciation on open forward contracts	$(1,990,076)

Net unrealized depreciation on open forward contracts	$(628)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Assets	December 31, 2013
Futures Contracts
Energy	$1,091
Grains	108,579
Indices	802,313
Interest Rates Non-U.S.	73,090
Interest Rates U.S.	35,258
Livestock	25,730
Metals	36,522
Softs	20,098

Total unrealized appreciation on open futures contracts	$1,102,681

Liabilities
Futures Contracts
Energy	$(54,298)
Grains	(37,590)
Indices	(12,225)
Interest Rates Non-U.S.	(45,167)
Interest Rates U.S.	(67,091)
Livestock	(580)
Metals	(14,767)
Softs	(30,515)

Total unrealized depreciation on open futures contracts	$(262,233)

Net unrealized appreciation on open futures contracts	$840,448 *

Assets
Forward Contracts
Currencies	$1,317,766
Metals	150,666

Total unrealized appreciation on open forward contracts	$1,468,432

Liabilities
Forward Contracts
Currencies	(1,124,774)
Metals	(219,666)

Total unrealized depreciation on open forward contracts	$(1,344,440)

Net unrealized appreciation on open forward contracts	$123,992 **

*       This amount is included in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**     This amount is included in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
Sector	2014		2013
Currencies	$(509,562)		$1,271,009
Energy	(638,380)		(173,247)
Grains	62,251		(27,198)
Indices	(1,417,728)		1,203,059
Interest Rates U.S.	(73,690)		(201,522)
Interest Rates Non-U.S.	161,043		(529,079)
Livestock	50,900		(22,080)
Metals	(654,838)		534,554
Softs	(73,146)		137,697

Total	$(3,093,150	)***	$2,193,193 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

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

The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$28,776,949	$—	$28,776,949	$—

Net fair value	$28,776,949	$—	$28,776,949	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$30,747,092	$—	$30,747,092	$—

Net fair value	$30,747,092	$—	$30,747,092	$—

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

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$789,928	$789,928	$—	$—
Forwards	1,989,448	155,804	1,833,644	—

Total assets	$2,779,376	$945,732	$1,833,644	$—

Liabilities
Futures	$404,285	$404,285	$—	$—
Forwards	1,990,076	296,287	1,693,789	—

Total liabilities	$2,394,361	$700,572	$1,693,789	$—

Net fair value	$385,015	$245,160	$139,855	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,102,682	$1,102,682	$—	$—
Forwards	1,468,432	150,666	1,317,766	—

Total assets	$2,571,114	$1,253,348	$1,317,766	$—

Liabilities
Futures	$262,234	$262,234	$—	$—
Forwards	1,344,440	219,666	1,124,774	—

Total liabilities	$1,606,674	$481,900	$1,124,774	$—

Net fair value	$964,440	$771,448	$192,992	$—

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, options and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 35.9% to 52.6% of the Partnership’s/Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks.

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

March 31, 2014

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

The Partnership and the Master will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014, and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted, ASU 2013-08, “Financial Services —Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although, the Partnership does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than as referenced in Note 1 to the Financial Statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, Partnership capital decreased 8.3% from $30,103,205 to $27,595,415. This decrease was attributable to the redemptions of 1,451.9450 Redeemable Units totaling $1,848,367, coupled with net loss of $3,861,187, which was partially offset by the subscriptions of 2,341.6780 Redeemable Units totaling $3,201,764. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2014, the Master’s capital decreased 6.4% from $30,746,822 to $28,776,268. This decrease was attributable to the redemptions of 1,283.2288 Redeemable Units totaling $1,999,902, distribution of interest income to feeder funds totaling $1,896, coupled with net loss of $3,170,520, which was partially offset by the subscriptions of 2,031.0141 Redeemable Units totaling $3,201,764. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2014, the net asset value per unit decreased 12% from $1,411.31 to $1,241.93 as compared to an increase of 5.2% in the first quarter of 2013. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2014 of $3,093,150. Losses were primarily attributable to the Master’s trading of commodity futures in metals, energy, U.S. interest rates, currencies, indices and softs and were partially offset by gains in grains, livestock and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2013 of $2,193,193. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, metals, softs and indices and were partially offset by losses in livestock, energy, grains, U.S. and non-U.S. interest rates.

The most significant losses were recorded within the global stock index markets during January from long positions in U.S., European, and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China, along with political and economic headwinds facing emerging markets. Additional losses in this sector were incurred during March from long equity index futures positions as prices declined in the first half of the month amid unrest in Russian-Ukrainian relations and weak Chinese economic data. In the metals sector, losses were incurred during the first quarter from short precious metals futures positions as prices rose after demand increased for the safe haven asset amid growing uncertainty in emerging markets and increased Ukrainian-Russian tensions. Losses were also incurred from long positions in industrial metals as prices declined on concern that slowing economic growth will curb demand from China, the world’s largest user of these metals. Losses within the energy sector were incurred during January from short futures positions in crude oil and petroleum distillates as prices advanced following cold weather in the U.S., which boosted demand for heating fuel. Additional losses in this sector were recorded in March from long natural gas and heating oil futures positions as prices declined after milder weather in the U.S. led to a decrease in demand. Within the currency markets, losses were recorded primarily in January from short Japanese yen positions as the yen increased in value after emerging-market currencies slid to record lows and investors sought the “safe-haven” currency. Additional losses in this sector were incurred in March from long positions in the euro, Swiss franc, and British pound against the U.S. dollar as their values declined following comments made by Federal Reserve Chair Yellen, which suggested that a stronger economy could lead to U.S. interest rate increases beginning in the middle of next year. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate sector during January from long positions in European fixed income futures as prices increased as investors sought the relative safety of interest rate instruments amid growing uncertainties in emerging markets. European government bonds prices were also buoyed by signs the euro region’s economy was recovering, which lead to a drop in yields. Within the agricultural complex, gains were experienced during February and March from long positions in soybean futures as prices advanced after adverse weather conditions in Brazil lowered crop estimates.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three months ended March 31, 2014 decreased by $1,582, as compared to the corresponding period in 2013. The decreased in interest income is due to lower average daily equity and lower U.S. Treasury bill rates during the three months ended March 31, 2014 as compared to the corresponding period in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master, CGM and MS&Co. have no control.

Brokerage/ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage/ongoing selling agent fees for the three months ended March 31, 2014 decreased by $12,283 and as compared to the corresponding period in 2013. The decrease in brokerage/ongoing selling agent fees is due to a decrease in the average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2014 decreased by $4,819 and as compared to the corresponding period in 2013. The decrease in management fees is due to a decrease in average net assets during the three months ended March 31, 2014 as compared to the corresponding period in 2013.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2014 and 2013. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended March 31, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, the Master’s total capitalization was $28,776,268 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2014 was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,508,966	8.72%	$4,065,490	$2,337,515	$2,754,265
Energy	158,620	0.55%	484,825	87,313	239,415
Grains	508,653	1.77%	779,225	126,744	407,453
Indices	1,629,472	5.66%	2,195,726	806,022	1,545,721
Interest Rates U.S.	135,070	0.47%	364,832	42,438	164,304
Interest Rates Non-U.S.	766,828	2.66%	1,178,306	309,253	810,940
Livestock	22,950	0.08%	67,736	14,918	18,743
Metals	969,936	3.37%	1,237,339	366,688	823,411
Softs	192,720	0.67%	225,280	67,485	144,998

Total	$6,893,215	23.95%

*	Average of month-end Values at Risk.

As of December 31, 2013, the Master’s total capitalization was $30,746,822 and the Partnership owned 100.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2013 was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal

Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co.

or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2014, there were additional subscriptions of 2,341.6780 Redeemable Units totaling $3,201,764. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	101.8030	$1,366.73	N/A	N/A
February 1, 2014 - February 28, 2014	553.2540	$1,300.58	N/A	N/A
March 1, 2014 - March 31, 2014	796.8880	$1,241.93	N/A	N/A
	1,451.9450	$1,273.03

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

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Mine Safety Disclosures – Not Applicable.

Item 5.	Other Information – None

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Current Report on Form 8-K filed on June 30, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(j) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 11, 2012 and incorporated herein by reference).

10.2(a)	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.2(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3(a)	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.3(b)

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3(c)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed here with).

10.4	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2013, dated June 1, 2013 (filed as Exhibit 10.6(c) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.6	(a) Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York, dated July 25, 2007 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

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

Date: May 14, 2014

By:	/s/ Alice Lonero Alice Lonero Chief Financial Officer (Principal Accounting Officer)

Date: May 14, 2014