Form 10-Q
period 2014-06-30
POTOMAC FUTURES FUND LP
filed 2014-08-13
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2014

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

Yes    No X

As of July 31, 2014, 19,294.2668 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013
Assets:
Investment in Master, at fair value	$26,802,490	$30,747,092
Cash	171,692	53,216

Total assets	$26,974,182	$30,800,308

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$67,435	$141,168
Management fees	33,448	50,991
Other	148,290	64,614
Redemptions Payable	923,591	440,330

Total liabilities	1,172,764	697,103

Partners’ Capital:
General Partner 265.4926 unit equivalents outstanding at June 30, 2014 and December 31, 2013	342,990	374,692
Limited Partners 19,706.2008 and 21,064.5228 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	25,458,428	29,728,513

Total partners’ capital	25,801,418	30,103,205

Total liabilities and partners’ capital	$26,974,182	$30,800,308

Net asset value per unit	$1,291.90	$1,411.31

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income:
Interest Income allocated from Master	$896	$1,496	$2,792	$4,974

Expenses:
Expenses allocated from Master	67,373	73,126	146,639	147,500
Ongoing selling agent fees	207,205	448,947	619,123	873,148
Management fees	125,817	162,007	274,161	315,170
Other	64,041	56,858	194,446	100,376

Total expenses	464,436	740,938	1,234,369	1,436,194

Net investment income (loss)	(463,540)	(739,442)	(1,231,577)	(1,431,220)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	1,033,389	2,205,167	(1,480,336)	4,492,784
Change in net unrealized gains (losses) on open contracts allocated from Master	486,712	(379,589)	(92,713)	(474,013)

Total trading results allocated from Master	1,520,101	1,825,578	(1,573,049)	4,018,771

Net income (loss)	1,056,561	1,086,136	(2,804,626)	2,587,551
Subscriptions—Limited Partners	360,000	2,226,014	3,561,764	3,631,203
Redemptions—Limited Partners	(3,210,558)	(698,225)	(5,058,925)	(3,204,179)

Net increase (decrease) in Partners’ Capital	(1,793,997)	2,613,925	(4,301,787)	3,014,575
Partners’ Capital, beginning of period	27,595,415	29,494,208	30,103,205	29,093,558

Partners’ Capital, end of period	$25,801,418	$32,108,133	$25,801,418	$32,108,133

Net asset value per unit (19,971.6934 and 26,791.3197 units outstanding at June 30, 2014 and 2013, respectively)	$1,291.90	$1,431.93	$1,291.90	$1,431.93

Net income (loss) per unit*	$49.97	$51.51	$(119.41)	$119.20

Weighted average units outstanding	21,643.3267	22,114.7531	22,193.1906	22,207.4102

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of June 30, 2014, all trading decisions for the Partnership are made by Campbell & Company, Inc. (the “Advisor”).

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by the Advisor using the Campbell Managed Futures Portfolio (formerly, Financial, Metal and Energy Large Portfolio), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. During the three months ended June 30, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”) a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2014.

During the second quarter of 2013, the Master entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Master commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. The Master commenced futures trading through an account at MS&Co. on or about June 10, 2013. Effective August 2, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

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

Effective June 1, 2014, the management fee paid to the Advisor was reduced from an annual rate of 2.0% to an annual rate of 1.5%.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees were previously presented as brokerage fees.

As of June 30, 2014 and December 31, 2013, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the six months ended June 30, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered by this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2014 and 2013 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	19,985,394	$22,870,367
Cash margin	5,953,776	6,942,397
Net unrealized appreciation on open futures contracts	418,486	840,448
Net unrealized appreciation on open forward contracts	453,241	123,992

Total assets	$26,810,897	$30,777,204

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Clearing fees due to MS& Co.	2,464	3,922
Professional fees	6,305	26,460

Total liabilities	8,769	30,382

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at June 30, 2014 and December 31, 2013	—	—
Limited Partners, 17,446.1560 and 19,021.4007 units outstanding at June 30, 2014 and December 31, 2013, respectively	26,802,128	30,746,822

Total liabilities and partners’ capital	$26,810,897	$30,777,204

Net asset value per unit	$1,536.28	$1,616.43

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

June 30, 2014

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	80	$(63,108)	(0.24)%
Grains	75	(129,743)	(0.48)
Indices	424	93,170	0.35
Interest Rates Non-U.S.	536	235,168	0.88
Interest Rates U.S.	184	99,063	0.37
Livestock	17	46,690	0.17
Metals	22	10,400	0.04
Softs	41	(29,288)	(0.11)

Total futures contracts purchased		262,352	0.98

Futures Contracts Sold
Grains	151	166,038	0.62
Indices	24	18,590	0.07
Interest Rates Non-U.S.	147	(8,397)	(0.03)
Interest Rates U.S.	117	(13,259)	(0.05)
Metals	2	(1,925)	(0.01)
Softs	10	(4,913)	(0.02)

Total futures contracts sold		156,134	0.58

Net unrealized appreciation on open futures contracts		418,486	1.56

Unrealized Appreciation on Open Forward Contracts
Currencies	$124,002,967	1,236,006	4.61
Metals	137	381,287	1.42

Total unrealized appreciation on open forward contracts		1,617,293	6.03

Unrealized Depreciation on Open Forward Contracts
Currencies	$96,776,362	(932,742)	(3.48)
Metals	84	(231,310)	(0.86)

Total unrealized depreciation on open forward contracts		(1,164,052)	(4.34)

Net unrealized appreciation on open forward contracts		$453,241	1.69

Net fair value		$871,727	3.25%

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

* Due to rounding.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income:
Interest income	$896	$1,496	$2,792	$4,974

Expenses:
Clearing fees	44,392	55,696	103,530	110,930
Professional fees	22,981	17,430	43,109	36,570

Total expenses	67,373	73,126	146,639	147,500

Net investment income (loss)	(66,477)	(71,630)	(143,847)	(142,526)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,033,389	2,205,167	(1,480,336)	4,492,784
Change in net unrealized gains (losses) on open contracts	486,712	(379,589)	(92,713)	(474,013)

Total trading results	1,520,101	1,825,578	(1,573,049)	4,018,771

Net income (loss)	1,453,624	1,753,948	(1,716,896)	3,876,245
Subscriptions — Limited Partners	360,000	2,226,014	3,561,764	3,631,203
Redemptions — Limited Partners	(3,786,868)	(2,322,603)	(5,786,770)	(5,578,405)
Distribution of interest income to feeder funds	(896)	(1,496)	(2,792)	(4,974)

Net increase (decrease) in Partners’ capital	(1,974,140)	1,655,863	(3,944,694)	1,924,069
Partners’ Capital, beginning of period	28,776,268	30,739,994	30,746,822	30,471,788

Partners’ Capital, end of period	$26,802,128	$32,395,857	$26,802,128	$32,395,857

Net asset value per unit (17,446.1560 and 20,595.0227 units outstanding at June 30, 2014 and 2013, respectively)	$1,536.28	$1,572.99	$1,536.28	$1,572.99

Net income (loss) per unit*	$80.71	$87.57	$(80.02)	$188.82

Weighted average units outstanding	19,204.0899	20,889.8644	19,657.2573	21,317.1932

*	Based on change in net asset value per unit before distribution of interest income to feeder funds.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) allocated from Master*	$59.69	$62.13	$(96.62)	$139.34
Interest income allocated from Master	0.04	0.07	0.12	0.23
Expenses **	(9.76)	(10.69)	(22.91)	(20.37)

Increase (decrease) for the period	49.97	51.51	(119.41)	119.20
Net asset value per unit, beginning of period	1,241.93	1,380.42	1,411.31	1,312.73

Net asset value per unit, end of period	$1,291.90	$1,431.93	$1,291.90	$1,431.93

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013, and for six months ended June 30, 2014 and 2013, were $71.32, $84.96, $(64.26), $183.67, respectively.

**	Excludes ongoing selling agent fees and clearing fees in the three and six months ended June 30, 2014 and 2013, if any. Total expenses including ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013, were $(21.39), $(33.52), $(55.27), and $(64.70), respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratio to average net assets:***
Net investment income (loss)	(7.0)%	(9.4)%	(8.9)%	(9.4)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(7.0)%	(9.4)%	(8.9)%	(9.4)%

Operating expenses	7.0%	9.5%	8.9%	9.4%
Incentive fees	—%	—%	—%	—%

Total expenses	7.0%	9.5%	8.9%	9.4%

Total return:
Total return before incentive fees	4.0%	3.7%	(8.5)%	9.1%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	4.0%	3.7%	(8.5)%	9.1%

***	Annualized (other than incentive fees).

****	Interest income allocated from the Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses)*	$81.92	$88.35	$(77.87)	$190.35
Interest income	0.04	0.08	0.13	0.24
Expenses **	(1.25)	(0.86)	(2.28)	(1.77)

Increase (decrease) for the period	80.71	87.57	(80.02)	188.82
Distribution of interest income to feeder funds	(0.04)	(0.08)	(0.13)	(0.24)
Net asset value per unit, beginning of period	1,455.61	1,485.50	1,616.43	1,384.41

Net asset value per unit, end of period	$1,536.28	$1,572.99	$1,536.28	$1,572.99

*	Includes Clearing Fees.
**	Excludes Clearing Fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to Average Net Assets:***
Net investment income (loss)****	(1.0)%	(0.9)%	(1.0)%	(0.9)%

Operating expenses	1.0%	0.9%	1.0%	0.9%

Total return	5.5%	5.9%	(5.0)%	13.6%

***	Annualized.
****	Interest income less total expenses ..

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

Ongoing selling agent fees paid to MS&Co. are, and brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s ownership of the Master. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to its limited partners, including the Partnership.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2014 and 2013 were 1,826 and 2,074, respectively. The monthly average number of futures contracts traded during six months ended June 30, 2014 and 2013 were 1,867 and 1,977, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2014 and 2013 were 661 and 594, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2014 and 2013 were 659 and 543, respectively. The monthly average notional values of currency forward contracts held during the three months ended June 30, 2014 and 2013 were $547,597,652 and $478,870,517, respectively. The monthly average notional values of currency forward contracts during the six months ended June 30, 2014 and 2013 were $579,355,282 and $538,861,617, respectively

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”).

The following tables summarize the valuation of the Master’s investments as of June 30, 2014 and December 31, 2013, respectively.

June 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$826,673	$(408,187)	$418,486
Forwards	1,617,293	(1,164,052)	453,241

Total Assets	$2,443,966	$(1,572,239)	$871,727

Liabilities
Futures	$(408,187)	$408,187	$—
Forwards	(1,164,052)	1,164,052	—

Total Liabilities	$(1,572,239)	$1,572,239	$—

Net fair value			$871,727

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,102,682	$(262,234)	$840,448
Forwards	1,468,433	(1,344,441)	123,992

Total Assets	$2,571,115	$(1,606,675)	$964,440

Liabilities
Futures	$(262,234)	$262,234	$—
Forwards	(1,344,441)	1,344,441	—

Total Liabilities	$(1,606,675)	$1,606,675	$—

Net fair value			$964,440

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2014 and December 31, 2013.

Assets	June 30, 2014
Futures Contracts
Energy	$21,168
Grains	166,038
Indices	221,161
Interest Rates Non-U.S.	249,620
Interest Rates U.S.	105,641
Livestock	46,690
Metals	10,430
Softs	5,925

Total unrealized appreciation on open futures contracts	$826,673

Liabilities
Futures Contracts
Energy	$(84,276)
Grains	(129,743)
Indices	(109,401)
Interest Rates Non-U.S.	(22,849)
Interest Rates U.S.	(19,837)
Metals	(1,955)
Softs	(40,126)

Total unrealized depreciation on open futures contracts	$(408,187)

Net unrealized appreciation on open futures contracts	$418,486 *

Assets
Forward Contracts
Currencies	$1,236,006
Metals	381,287

Total unrealized appreciation on open forward contracts	$1,617,293

Liabilities
Forward Contracts
Currencies	$(932,742)
Metals	(231,310)

Total unrealized depreciation on open forward contracts	$(1,164,052)

Net unrealized appreciation on open forward contracts	$453,241 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30		Six Months Ended June 30
Sector	2014	2013	2014		2013
Currencies	$(150,852)	$(8,712)	$(660,414)		$1,262,298
Energy	(119,201)	(28,889)	(757,581)		(202,137)
Grains	(121,240)	24,730	(58,989)		(2,469)
Indices	846,527	186,963	(571,201)		1,390,022
Interest Rates U.S.	97,709	(120,578)	24,019		(322,100)
Interest Rates Non-U.S.	815,430	(155,759)	976,473		(684,838)
Livestock	96,220	31,870	147,120		9,790
Metals	102,585	1,946,270	(552,253)		2,480,825
Softs	(47,077)	(50,317)	(120,223)		87,380

Total	$1,520,101 ***	$1,825,578 ***	$(1,573,049	)***	$4,018,771 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

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

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$26,802,490	$—	$26,802,490	$—

Net fair value	$26,802,490	$—	$26,802,490	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$30,747,092	$—	$30,747,092	$—

Net fair value	$30,747,092	$—	$30,747,092	$—

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

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$826,673	$826,673	$—	$—
Forwards	1,617,293	381,287	1,236,006	—

Total assets	$2,443,966	$1,207,960	$1,236,006	$—

Liabilities
Futures	$408,187	$408,187	$—	$—
Forwards	1,164,052	231,310	932,742	—

Total liabilities	$1,572,239	$639,497	$932,742	$—

Net fair value	$871,727	$568,463	$303,264	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,102,682	$1,102,682	$—	$—
Forwards	1,468,432	150,666	1,317,766	—

Total assets	$2,571,114	$1,253,348	$1,317,766	$—

Liabilities
Futures	$262,234	$262,234	$—	$—
Forwards	1,344,440	219,666	1,124,774	—

Total liabilities	$1,606,674	$481,900	$1,124,774	$—

Net fair value	$964,440	$771,448	$192,992	$—

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, options and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 32.5% to 51.2% of the Partnership’s/Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co. or their affiliates, the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continues to be subject to such risks.

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

June 30, 2014

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014, and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted, ASU 2013-08, “Financial Services —Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although the Partnership does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, Partnership capital decreased 14.3% from $30,103,205 to $25,801,418. This decrease was attributable to the redemptions of 3,990.2560 Redeemable Units totaling $5,058,925, coupled with net loss of $2,804,626, which was partially offset by the subscriptions of 2,631.9340 Redeemable Units totaling $3,561,764. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2014, the Master’s capital decreased 12.8% from $30,746,822 to $26,802,128. This decrease was attributable to the redemptions of 3,853.4120 Redeemable Units totaling $5,786,770, distribution of interest income to feeder funds totaling $2,792, coupled with net loss of $1,716,896, which was partially offset by the subscriptions of 2,278.1673 Redeemable Units totaling $3,561,764. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2014, the net asset value per unit increased 4% from $1,241.93 to $1,291.90 as compared to an increase of 3.7% in the second quarter of 2013. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2014 of $1,520,101. Gains were primarily attributable to the Master’s trading of commodity futures in Indices, U.S. and non-U.S. Interest Rates, livestock, and metals and were partially offset by losses in currencies, energy, grains, and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2013 of $1,825,578. Gains were primarily attributable to the Master’s trading of commodity futures in Grains, indices, livestock, and metals and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates and softs.

The most significant gains were experienced within the interest rate sector throughout the majority of the second quarter from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Additional gains were recorded during May from long positions in U.S. Treasury futures as prices increased amid easing of investor concern that the U.S. Federal Reserve would raise borrowing costs. Within the global stock index sector, gains were achieved primarily during May and June from long European, Asian, and U.S. equity index futures positions as prices increased as global economic data met expectations, geopolitical risks eased, and investors speculated that central banks’ monetary policies would remain accommodative in the near future. Within the metals markets, gains were recorded during April from long positions in nickel futures as prices moved higher due to Indonesia’s ongoing export ban and concern geopolitical fallout in Ukraine would limit supplies from Russia. A portion of the Partnership’s gains for the quarter was offset by losses recorded within the currencies sector, primarily during May and June, from both long and short euro positions versus the U.S. dollar as the value of the euro whipsawed after manufacturing and business confidence signaled uneven economic growth and amid speculation on further European Central Bank stimulus. Additional losses in this sector were recorded throughout the majority of the second quarter from short Japanese yen positions as the yen increased in value after investors sought the “safe-haven” currency following geopolitical unrest abroad. Within the energy complex, losses were recorded from futures positions in gasoil and oil refined products as prices whipsawed throughout the second quarter amid unexpected shifts in inventories and geopolitical concerns which changed supply and demand estimates. Within the agricultural markets, losses were recorded during May and June from long positions in the soybean complex as prices declined after favorable weather throughout much of the U.S. Midwest boosted soybean plantings to near record levels.

During the Partnership’s six months ended June 30, 2014, the net asset value per unit decreased 8.5% from $1,411.31 to $1,291.90 as compared to an increase of 9.1% in the six months ended June 30, 2013. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2014 of $1,573,049. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, metals, and softs and were partially offset by gains in U.S. and non-U.S. interest rates, and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2013 of $4,018,771. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, indices, livestock, metals and softs and were partially offset by losses in U.S. and non-U.S. interest rates, energy and grains.

The most significant losses were recorded within the energy complex during January from short futures positions in crude oil and petroleum distillates as prices advanced following cold weather in the U.S., which boosted demand for heating fuel. Additional losses in this sector were recorded during March from long natural gas and heating oil futures positions as prices declined after mild weather in the U.S. led to a decrease in demand. In the second quarter, losses were recorded from long futures positions in gasoil and oil refined products as prices whipsawed amid unexpected shifts in inventories and geopolitical concern, which changed supply and demand estimates. Within the currency sector, losses were recorded throughout the majority of the first two quarters from short Japanese yen positions as the yen intermittently increased in value after investor sought the “safe-haven” currency following geopolitical unrest abroad. Additional losses in this sector were incurred throughout the first half of the year from positions in the euro and Swiss franc against the U.S. dollar amid speculation of changes in government central bank monetary policy. Within the global stock index markets, losses were recorded during January from long positions in U.S., European, and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China, along with political and economic headwinds facing emerging markets. Additional losses in this sector were incurred during March from long equity index futures positions as prices declined in the first half of the month amid unrest in Russian-Ukrainian relations and weak Chinese economic data. In the metals sector, losses were recorded during January through May from both long and short positions in copper futures as prices fluctuated on varying economic news from China, the world’s largest user of the metal. Additional losses in the first half of the year were incurred from short precious metal futures positions as prices whipsawed following geopolitical concerns in Ukraine and the Middle East, which caused investor anxiety and sporadic demand for “safe-haven” assets. Within the agricultural sector, losses were experienced during May and June from long futures positions in the soybean complex as prices declined after favorable weather throughout much of the U.S. Midwest boosted soybean plantings to near record levels. Additional losses were incurred during February from short positions in sugar futures as prices advanced as adverse weather in Brazil negatively affected crops. The Partnership’s losses during the first six months of the year were partially offset by gains experienced within the interest rate sector throughout the majority of the second quarter from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Additional gains were recorded during May from long positions in U.S. Treasury futures as prices increased amid easing of investor concern that the U.S. Federal Reserve would raise borrowing costs. Further gains were experienced during January from long positions in European fixed income futures as prices increased as investors sought the relative “safety” of interest rate instruments amid growing uncertainties in emerging markets.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate as applicable. Interest income allocated from the Master for the three and six months ended June 30, 2014 decreased by $600 and $2,182, respectively, as compared to the corresponding periods in 2013. The decreased in interest income is due to lower average daily equity and lower U.S. Treasury bill rates during the three and six months ended June 30, 2014 as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master, CGM and MS&Co. have no control.

Brokerage/ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage/ongoing selling agent fees for the three and six months ended June 30, 2014 decreased by $241,742 and $254,025, respectively, and as compared to the corresponding periods in 2013. The decrease in brokerage/ongoing selling agent fees is due to a decrease in the average net assets and a reduction in the ongoing selling agent fee rate during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2014 decreased by $36,190 and $41,009, respectively, and as compared to the corresponding periods in 2013. The decrease in management fees is due to a decrease in average net assets and a reduction in the management fee rate during the three and six months ended June 30, 2014 as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2014 and 2013. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, the Master’s total capitalization was $26,802,128 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2014 was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,936,704	7.23%	$3,320,742	$1,805,228	$2,304,777
Energy	248,545	0.93%	503,195	73,700	297,403
Grains	212,378	0.79%	542,880	76,519	260,382
Indices	1,727,223	6.44%	1,928,596	1,107,314	1,645,198
Interest Rates U.S.	246,687	0.92%	356,592	46,283	247,892
Interest Rates Non-U.S.	711,610	2.66%	1,028,898	394,245	776,309
Livestock	22,440	0.08%	35,640	18,700	23,276
Metals	979,637	3.66%	1,012,647	353,132	884,495
Softs	100,320	0.37%	213,895	52,250	95,627

Total	$6,185,544	23.08%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2014, there were additional subscriptions of 290.256 Redeemable Units totaling $360,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	675.5970	$1,237.21	N/A	N/A
May 1, 2014 - May 31, 2014	1,147.8050	$1,264.25	N/A	N/A
June 1, 2014 - June 30, 2014	714.9090	$1,291.90	N/A	N/A
	2,538.3110	$1,264.84

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

Effective October 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 3.00% to an annual rate of 2.00%. As of the same date, the Partnership will begin paying an administrative fee to the General Partner at an annual rate of 1.00%. The October 1, 2014 fee changes will offset each other and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Current Report on Form 8-K filed on June 30, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(j) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2(a)	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

3.2(b)	Amendment to the Third Amended and Restated Limited Partnership Agreement, effective October 1, 2014 (filed herewith).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 11, 2012 and incorporated herein by reference).

10.2(a)	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.2(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3(a)	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.3(b)

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3(c)

Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.3(c) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.3(d)	Letter amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed herewith).

10.4	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2013, dated June 1, 2013 (filed as Exhibit 10.6(c) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.6	(a) Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York, dated July 25, 2007 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

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

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu Alper Daglioglu President and Director

Date: August 13, 2014

By:	/s/ Steven Ross Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date: August 13, 2014