Form 10-Q
period 2014-09-30
POTOMAC FUTURES FUND LP
filed 2014-11-13
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2014

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

Yes    No X

As of October 31, 2014, 18,351.5448 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013
Assets:
Investment in Master, at fair value	$27,809,296	$30,747,092
Cash	174,164	53,216

Total assets	$27,983,460	$30,800,308

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$69,959	$141,168
Management fees	34,710	50,991
Other	145,781	64,614
Redemptions Payable	385,155	440,330

Total liabilities	635,605	697,103

Partners’ Capital:
General Partner 192.5786 and 265.4926 unit equivalents outstanding at September 30, 2014 and December 31, 2013, respectively	282,842	374,692
Limited Partners 18,427.7628 and 21,064.5228 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	27,065,013	29,728,513

Total partners’ capital	27,347,855	30,103,205

Total liabilities and partners’ capital	$27,983,460	$30,800,308

Net asset value per unit	$1,468.71	$1,411.31

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income:
Interest Income allocated from Master	$654	$1,155	$3,446	$6,129

Expenses:
Expenses allocated from Master	65,903	62,292	212,542	209,792
Ongoing selling agent fees	202,702	417,142	821,825	1,290,290
Management fees	100,543	150,393	374,704	465,563
Other	20,895	53,205	215,341	153,581

Total expenses	390,043	683,032	1,624,412	2,119,226

Net investment income (loss)	(389,389)	(681,877)	(1,620,966)	(2,113,097)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	2,375,311	221,214	894,975	4,713,998
Change in net unrealized gains (losses) on open contracts allocated from Master	1,405,822	(704,196)	1,313,109	(1,178,209)

Total trading results allocated from Master	3,781,133	(482,982)	2,208,084	3,535,789

Net income (loss)	3,391,744	(1,164,859)	587,118	1,422,692
Subscriptions—Limited Partners	125,000	1,933,472	3,686,764	5,564,675
Redemptions—Limited Partners	(1,870,314)	(6,630,953)	(6,929,239)	(9,835,132)
Redemptions—General Partner	(99,993)	—	(99,993)	—

Net increase (decrease) in Partners’ Capital	1,546,437	(5,862,340)	(2,755,350)	(2,847,765)
Partners’ Capital, beginning of period	25,801,418	32,108,133	30,103,205	29,093,558

Partners’ Capital, end of period	$27,347,855	$26,245,793	$27,347,855	$26,245,793

Net asset value per unit (18,620.3414 and 19,061.1004 units outstanding at September 30, 2014 and 2013, respectively)	$1,468.71	$1,376.93	$1,468.71	$1,376.93

Net income (loss) per unit*	$176.81	$(55.00)	$57.40	$64.20

Weighted average units outstanding	19,484.2570	21,424.8221	21,290.2127	21,946.5475

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

1.	General:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Campbell Master Fund L.P., a limited partnership organized under the partnership laws of the state of New York, (the “Master”) are volatile and involve a high degree of market risk. The Partnership was authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2014, all trading decisions for the Partnership are made by Campbell & Company, Inc. (the “Advisor”).

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The Master was formed in order to permit accounts managed by the Advisor using the Campbell Managed Futures Portfolio (formerly, Financial, Metal and Energy Large Portfolio), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. During the three months ended September 30, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”) a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2014.

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

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.00% to an annual rate of 2.00%. As of the same date, the Partnership will begin paying an administrative fee to the General Partner at an annual rate of 1.00%. The October 1, 2014 fee changes will offset each other and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees were previously presented as brokerage fees.

As of September 30, 2014 and December 31, 2013, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the nine months ended September 30, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered by this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2014 and 2013 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	$21,945,308	$22,870,367
Cash margin	3,606,442	6,942,397
Net unrealized appreciation on open futures contracts	876,595	840,448
Net unrealized appreciation on open forward contracts	1,400,954	123,992

Total assets	$27,829,299	$30,777,204

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Clearing fees due to MS& Co.	1,970	3,922
Professional fees	18,101	26,460

Total liabilities	20,071	30,382

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at September 30, 2014 and December 31, 2013	—	—
Limited Partners, 15,728.8056 and 19,021.4007 units outstanding at September 30, 2014 and December 31, 2013, respectively	27,809,228	30,746,822

Total liabilities and partners’ capital	$27,829,299	$30,777,204

Net asset value per unit	$1,768.04	$1,616.43

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

September 30, 2014

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	9	$1,400	0.01%
Grains	15	(11,936)	(0.04)
Indices	212	(82,396)	(0.30)
Interest Rates Non-U.S.	513	200,025	0.72
Interest Rates U.S.	100	(16,414)	(0.06)
Livestock	13	7,480	0.03
Metals	4	(9,888)	(0.04)

Total futures contracts purchased		88,271	0.32

Futures Contracts Sold
Energy	89	249,392	0.89
Grains	179	363,425	1.31
Indices	17	2,312	0.01
Interest Rates Non-U.S.	93	(6,062)	(0.02)
Interest Rates U.S.	106	(1,447)	(0.01)
Metals	44	204,950	0.74
Softs	63	(24,246)	(0.09)

Total futures contracts sold		788,324	2.83

Net unrealized appreciation on open futures contracts		876,595	3.15

Unrealized Appreciation on Open Forward Contracts
Currencies	$112,502,752	3,323,145	11.95
Metals	63	216,980	0.78

Total unrealized appreciation on open forward contracts		3,540,125	12.73

Unrealized Depreciation on Open Forward Contracts
Currencies	$78,270,045	(1,857,915)	(6.68)
Metals	116	(281,256)	(1.01)

Total unrealized depreciation on open forward contracts		(2,139,171)	(7.69)

Net unrealized appreciation on open forward contracts		$1,400,954	5.04

Net fair value		$2,277,549	8.19%

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

* Due to rounding.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income:
Interest income	$654	$1,155	$3,446	$6,129

Expenses:
Clearing fees	35,380	45,114	138,910	156,044
Professional fees	30,523	17,179	73,632	53,749

Total expenses	65,903	62,293	212,542	209,793

Net investment income (loss)	(65,249)	(61,138)	(209,096)	(203,664)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,375,311	221,214	894,975	4,713,998
Change in net unrealized gains (losses) on open contracts	1,405,822	(704,196)	1,313,109	(1,178,209)

Total trading results	3,781,133	(482,982)	2,208,084	3,535,789

Net income (loss)	3,715,884	(544,120)	1,998,988	3,332,125
Subscriptions — Limited Partners	125,000	1,933,472	3,686,764	5,564,675
Redemptions — Limited Partners	(2,833,130)	(5,084,373)	(8,619,900)	(10,662,778)
Distribution of interest income to feeder funds	(654)	(1,155)	(3,446)	(6,129)

Net increase (decrease) in Partners’ capital	1,007,100	(3,696,176)	(2,937,594)	(1,772,107)
Partners’ Capital, beginning of period	26,802,128	32,395,857	30,746,822	30,471,788

Partners’ Capital, end of period	$27,809,228	$28,699,681	$27,809,228	$28,699,681

Net asset value per unit (15,728.8056 and 18,588.3324 units outstanding at September 30, 2014 and 2013, respectively)	$1,768.04	$1,543.96	$1,768.04	$1,543.96

Net income (loss) per unit*	$231.80	$(28.97)	$151.78	$159.85

Weighted average units outstanding	16,896.0079	20,433.2627	18,736.8408	21,022.5497

*	Based on change in net asset value per unit before distribution of interest income to feeder funds.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) allocated from Master*	$184.56	$(44.76)	$87.94	$94.58
Interest income allocated from Master	0.03	0.05	0.15	0.28
Expenses **	(7.78)	(10.29)	(30.69)	(30.66)

Increase (decrease) for the period	176.81	(55.00)	57.40	64.20
Net asset value per unit, beginning of period	1,291.90	1,431.93	1,411.31	1,312.73

Net asset value per unit, end of period	$1,468.71	$1,376.93	$1,468.71	$1,376.93

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $196.81, $(23.19), $132.55 and $160.48, respectively.

**	Excludes ongoing selling agent fees and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $(20.03), $(31.86), $(75.30), and $(96.56), respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratio to average net assets:***
Net investment income (loss)	(5.9)%	(9.4)%	(7.9)%	(9.5)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(5.9)%	(9.4)%	(7.9)%	(9.5)%

Operating expenses	6.0%	9.4%	7.9%	9.5%
Incentive fees	—%	—%	—%	—%

Total expenses	6.0%	9.4%	7.9%	9.5%

Total return:
Total return before incentive fees	13.7%	(3.8)%	4.1%	4.9%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	13.7%	(3.8)%	4.1%	4.9%

***	Annualized (other than incentive fees).

****	Interest income allocated from the Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses)*	$233.64	$(28.14)	$155.77	$162.21
Interest income	0.04	0.06	0.17	0.30
Expenses **	(1.88)	(0.89)	(4.16)	(2.66)

Increase (decrease) for the period	231.80	(28.97)	151.78	159.85
Distribution of interest income to feeder funds	(0.04)	(0.06)	(0.17)	(0.30)
Net asset value per unit, beginning of period	1,536.28	1,572.99	1,616.43	1,384.41

Net asset value per unit, end of period	$1,768.04	$1,543.96	$1,768.04	$1,543.96

*	Includes Clearing Fees.
**	Excludes Clearing Fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios to Average Net Assets:***
Net investment income (loss)****	(1.0)%	(0.8)%	(1.0)%	(0.9)%

Operating expenses	1.0%	0.8%	1.0%	0.9%

Total return	15.1%	(1.9)%	9.4%	11.5%

***	Annualized.
****	Interest income less total expenses ..

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

The customer agreement among the Partnership, the Master and MS&Co. gives, and the customer agreements between the Partnership and CGM and the Master and CGM each gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and on open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to MS&Co. are, and brokerage fees previously paid to CGM were, calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s ownership of the Master. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to its limited partners, including the Partnership.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2014 and 2013 were 1,558 and 1,716, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2014 and 2013 were 1,764 and 1,890, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2014 and 2013 were 336 and 733, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2014 and 2013 were 551 and 606, respectively. The monthly average notional values of currency forward contracts held during the three months ended September 30, 2014 and 2013 were $390,495,929 and $444,308,316, respectively. The monthly average notional values of currency forward contracts during the nine months ended September 30, 2014 and 2013 were $516,402,165 and $507,343,850, respectively

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”).

The following tables summarize the valuation of the Master’s investments as of September 30, 2014 and December 31, 2013, respectively.

September 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,173,480	$(296,885)	$876,595
Forwards	3,540,125	(2,139,171)	1,400,954

Total Assets	$4,713,605	$(2,436,056)	$2,277,549

Liabilities
Futures	$(296,885)	$296,885	$—
Forwards	(2,139,171)	2,139,171	—

Total Liabilities	$(2,436,056)	$2,436,056	$—

Net fair value			$2,277,549

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,102,682	$(262,234)	$840,448
Forwards	1,468,433	(1,344,441)	123,992

Total Assets	$2,571,115	$(1,606,675)	$964,440

Liabilities
Futures	$(262,234)	$262,234	$—
Forwards	(1,344,441)	1,344,441	—

Total Liabilities	$(1,606,675)	$1,606,675	$—

Net fair value			$964,440

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2014 and December 31, 2013.

Assets	September 30, 2014
Futures Contracts
Energy	$251,722
Grains	367,842
Indices	71,720
Interest Rates Non-U.S.	227,829
Interest Rates U.S.	18,830
Livestock	7,480
Metals	205,760
Softs	22,297

Total unrealized appreciation on open futures contracts	$1,173,480

Liabilities
Futures Contracts
Energy	$(930)
Grains	(16,353)
Indices	(151,804)
Interest Rates Non-U.S.	(33,866)
Interest Rates U.S.	(36,691)
Metals	(10,698)
Softs	(46,543)

Total unrealized depreciation on open futures contracts	$(296,885)

Net unrealized appreciation on open futures contracts	$876,595 *

Assets
Forward Contracts
Currencies	$3,323,145
Metals	216,980

Total unrealized appreciation on open forward contracts	$3,540,125

Liabilities
Forward Contracts
Currencies	$(1,857,915)
Metals	(281,256)

Total unrealized depreciation on open forward contracts	$(2,139,171)

Net unrealized appreciation on open forward contracts	$1,400,954 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30			Nine Months Ended September 30
Sector	2014	2013		2014	2013
Currencies	$1,959,885	$(571,331)		$1,299,471	$690,967
Energy	317,059	14,752		(440,522)	(187,385)
Grains	716,634	49,226		657,645	46,757
Indices	85,911	977,535		(485,290)	2,367,557
Interest Rates U.S.	(112,802)	8,329		(88,783)	(313,771)
Interest Rates Non-U.S.	673,007	87,472		1,649,480	(597,366)
Livestock	(11,440)	(6,230)		135,680	3,560
Metals	149,878	(1,002,068)		(402,375)	1,478,757
Softs	3,001	(40,667)		(117,222)	46,713

Total	$3,781,133 ***	$(482,982	)***	$2,208,084 ***	$3,535,789 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

4.	Fair Value Measurements:

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$27,809,296	$—	$27,809,296	$—

Net fair value	$27,809,296	$—	$27,809,296	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$30,747,092	$—	$30,747,092	$—

Net fair value	$30,747,092	$—	$30,747,092	$—

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,173,480	$1,173,480	$—	$—
Forwards	3,540,125	216,980	3,323,145	—

Total assets	$4,713,605	$1,390,460	$3,323,145	$—

Liabilities
Futures	$296,885	$296,885	$—	$—
Forwards	2,139,171	281,256	1,857,915	—

Total liabilities	$2,436,056	$578,141	$1,857,915	$—

Net fair value	$2,277,549	$812,319	$1,465,230	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,102,682	$1,102,682	$—	$—
Forwards	1,468,432	150,666	1,317,766	—

Total assets	$2,571,114	$1,253,348	$1,317,766	$—

Liabilities
Futures	$262,234	$262,234	$—	$—
Forwards	1,344,440	219,666	1,124,774	—

Total liabilities	$1,606,674	$481,900	$1,124,774	$—

Net fair value	$964,440	$771,448	$192,992	$—

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, options and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 26.8% to 52.4% of the Partnership’s/Master’s contracts are traded OTC.

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

September 30, 2014

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014, and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

September 30, 2014

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) Per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than as referenced in Note 1 to the financial statements, there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, Partnership capital decreased 9.2% from $30,103,205 to $27,347,855. This decrease was attributable to the redemptions of 5,362.1200 Redeemable Units totaling $6,929,239 and 72.9140 General Partner unit equivalents were redeemed totaling $99,993, which was partially offset by net income of $587,118, coupled with the subscriptions of 2,725.3600 Redeemable Units totaling $3,686,764. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2014, the Master’s capital decreased 9.6% from $30,746,822 to $27,809,228. This decrease was attributable to the redemptions of 5,648.9106 Redeemable Units totaling $8,619,900, distribution of interest income to feeder funds totaling $3,446, which was partially offset by net income of $1,998,988, coupled with the subscriptions of 2,356.3156 Redeemable Units totaling $3,686,764. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2014, the net asset value per unit increased 13.7% from $1,291.90 to $1,468.71 as compared to a decrease of 3.8% in the third quarter of 2013. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2014 of $3,781,133. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, metals , softs and non-U.S. interest rates and were partially offset by losses in U.S interest rates and livestock. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the third quarter of 2013 of $482,982. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, livestock, metals and softs and were partially offset by gains in energy, grains, indices and U.S. and non-U.S interest rates

The most significant gains were achieved within the currency sector during the third quarter from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strong U.S. dollar relative to its peers. The Bank of Japan and the European Central Bank’s focus on keeping interest rates low, while the U.S. Federal Reserve indicated higher interest rates, benefited the Fund’s short currency positions. Within the agriculturals sector, gains were recorded throughout the third quarter from short positions in corn and wheat futures as prices declined amid favorable growing conditions and increased speculation of record crop yields. Within the global interest rate sector, gains were achieved primarily during August from long positions in European fixed income futures as prices advanced as investors sought the relative safety of fixed income markets following concern of escalating geopolitical tensions. European bond prices also increased as the European Central Bank moved closer to introducing a quantitative easing policy to stimulate the Eurozone. Within the energy sector, gains were incurred primary during September from short crude oil futures positions as prices declined on the back of a stronger U.S. dollar and signs of increasing production from Libya. Within the metals sector, gains were experienced during September from short positions in precious metals futures as prices declined as demand decreased on speculation that the U.S. Federal Reserve will raise U.S. interest rates. In the stock index markets, gains were achieved during July from long positions in Pacific Rim equity index futures as prices advanced after China cut reserve requirements for banks, accelerated infrastructure spending, and witnessed an increase in their manufacturing index to an 18-month high. Additional gains in this sector were experienced during August from long U.S. equity index futures positions as prices increased as improving U.S. economic growth and bullish merger and acquisition activity helped propel U.S. indexes.

During the Partnership’s nine months ended September 30, 2014, the net asset value per unit increased 4.1% from $1,411.31 to $1,468.71 as compared to an increase of 4.9% in the nine months ended September 30, 2013. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2014 of $2,208,084. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, non-U.S. interest rates and livestock and were partially offset by losses in energy, indices, U.S. interest rates, metals and softs. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2013 of $3,535,789. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, livestock, metals and softs and were partially offset by losses in U.S. and non-U.S. interest rates and energy.

The most significant gains were recorded within the global interest rate sector, primarily during May from long positions in U.S. fixed income futures as prices moved higher amid expectation that Federal Reserve Chairperson Janet Yellen was backing away from raising interest rates. Additional gains in this sector were experienced during August from long positions in European fixed income futures as prices advanced as investors sought the relative safety of fixed income following concern of escalating geopolitical tensions. European bond prices also increased as the European Central Bank moved closer to introducing a quantitative easing policy to stimulate the Eurozone. Within the currency sector, gains were achieved during the third quarter from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strong U.S. dollar relative to its peers. The Bank of Japan and the European Central Bank’s focus on keeping interest rates low, while the U.S. Federal Reserve indicated higher interest rates, benefited the Fund’s short currency positions. In the agricultural complex, gains were experienced during February and March from long positions in soybean futures as prices advanced after adverse weather conditions in Brazil lowered crop estimates. Additional gains were recorded throughout the third quarter from short positions in corn and wheat futures as prices declined amid favorable growing conditions and increased speculation of record crop yields. The Partnership’s trading gains for the first nine months of the year were partially offset by trading losses within the global stock index sector during January and March from long positions in U.S., European, and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China and global growth concerns. Additional losses in this sector were incurred during the second half of the September from long positions in U.S. equity index futures. Within the energy sector, losses were incurred during first three months of the year from long and short positions in oil by-products as prices whipsawed as demand for heating fuel fluctuated with varying temperatures in the U.S. In the second quarter, losses were recorded from long futures positions in gasoil and oil refined products as prices whipsawed amid unexpected shifts in inventories and geopolitical concerns. Additional losses within this sector were incurred during July from long crude oil and gasoline futures positions as prices declined. In the metals sector, losses were recorded during January through May from both long and short positions in copper futures as prices fluctuated on varying economic news from China, the world’s largest user of the metal. Additional losses in the first half of the year were incurred from short precious metals futures positions as prices whipsawed following geopolitical concerns in Ukraine and the Middle East, which caused investor anxiety and sporadic demand for “safe-haven” assets. Further losses within this sector were experienced in late August from short positions in copper futures positions as prices increased amid signs of a strengthening economic recovery in the U.S.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a 30-day U.S. Treasury bill rate determined weekly based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three and nine months ended September 30, 2014 decreased by $501 and $2,683, respectively, as compared to the corresponding periods in 2013. The decreased in interest income is due to lower average daily equity and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Brokerage/ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage/ongoing selling agent fees for the three and nine months ended September 30, 2014 decreased by $214,440 and $468,465, respectively, as compared to the corresponding periods in 2013. The decrease in brokerage/ongoing selling agent fees is due to a decrease in the average net assets and a reduction in the ongoing selling agent fee rate during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2014 decreased by $49,850 and $90,859, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to a decrease in average net assets and a reduction in the management fee rate during the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2014 and 2013. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended September 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of September 30, 2014, the Master’s total capitalization was $27,809,228 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2014 was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$966,890	3.48%	$3,603,708	$966,890	$2,151,973
Energy	273,669	0.98%	298,210	49,192	197,960
Grains	224,405	0.81%	314,311	208,619	242,188
Indices	808,839	2.91%	2,137,920	808,687	1,245,240
Interest Rates U.S.	92,468	0.33%	434,440	24,978	193,557
Interest Rates Non-U.S.	773,980	2.78%	920,531	489,977	756,939
Livestock	8,580	0.03%	22,440	1,980	7,480
Metals	394,427	1.42%	1,169,144	262,472	644,444
Softs	94,380	0.34%	108,955	52,305	81,840

Total	$3,637,638	13.08%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2014, there were additional subscriptions of 93.4260 Redeemable Units totaling $125,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	439.0260	$1,288.11	N/A	N/A
August 1, 2014 - August 31, 2014	670.5980	$1,371.38	N/A	N/A
September 1, 2014 - September 30, 2014	262.2400	$1,468.71	N/A	N/A
	1,371.8640	$1,363.34

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

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Mine Safety Disclosures – Not Applicable.

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Current Report on Form 8-K filed on June 30, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(j) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2(a)	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

3.2(b)	Amendment to the Third Amended and Restated Limited Partnership Agreement, effective October 1, 2014 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 11, 2012 and incorporated herein by reference).

10.2(a)	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.2(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3(a)	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

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

10.3(d)	Letter amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

10.4	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2013, dated June 1, 2013 (filed as Exhibit 10.6(c) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.6	(a) Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York, dated July 25, 2007 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(b) Fifth Amendment to the Escrow Agreement among Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4, 2013 (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan Director

Date: November 13, 2014

By:	/s/ Steven Ross Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date: November 13, 2014