Form 10-Q
period 2015-03-31
POTOMAC FUTURES FUND LP
filed 2015-05-13
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2015

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

Yes    No X

As of April 30, 2015, 17,500.5498 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014
Assets:
Investment in Master(1), at fair value	$32,077,583	$30,700,788
Cash	110,944	132,084

Total assets	$32,188,527	$30,832,872

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	53,648	51,388
Management fees	40,045	38,353
Administrative fees	26,696	25,569
Incentive fees	84,431	—
Other	99,211	99,221
Redemptions payable	80,416	375,913

Total liabilities	384,447	590,444

Partners’ Capital:
General Partner 192.5786 Redeemable Units outstanding at March 31, 2015 and December 31, 2014	349,549	322,878
Limited Partners 17,329.3818 and 17,845.3078 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	31,454,531	29,919,550

Total partners’ capital	31,804,080	30,242,428

Total liabilities and partners’ capital	$32,188,527	$30,832,872

Net asset value per unit	$1,815.10	$1,676.61

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Investment Income:
Interest income allocated from Master	$541	$1,896

Expenses:
Expenses allocated from Master	66,271	79,266
Ongoing selling agent fees	160,667	411,918
Management fees	119,981	148,344
Administrative fees	79,986	—
Incentive fees	84,431	—
Other	42,117	130,405

Total expenses	553,453	769,933

Net investment income (loss)	(552,912)	(768,037)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	3,432,478	(2,513,725)
Change in net unrealized gains (losses) on open contracts allocated from Master	(388,516)	(579,425)

Total trading results allocated from Master	3,043,962	(3,093,150)

Net income (loss)	2,491,050	(3,861,187)
Subscriptions—Limited Partners	383,092	3,201,764
Redemptions—Limited Partners	(1,312,490)	(1,848,367)

Net increase (decrease) in Partners’ Capital	1,561,652	(2,507,790)
Partners’ Capital, beginning of period	30,242,428	30,103,205

Partners’ Capital, end of period	$31,804,080	$27,595,415

Net asset value per unit (17,521.9604 and 22,219.7484 units outstanding at March 31, 2015 and 2014, respectively)	$1,815.10	$1,241.93

Net income (loss) per unit*	$138.49	$(169.38)

Weighted average units outstanding	17,855.6641	22,743.0544

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

1.	Organization:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Campbell Master Fund L.P., a limited partnership organized under the partnership laws of the state of New York, (the “Master”) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s asset in the United States Treasury bills. The Partnership was authorized to sell an unlimited number of redeemable units (“Redeemable Units”) during its initial offering period. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of March 31, 2015, all trading decisions for the Partnership are made by Campbell & Company, Inc. (the “Advisor”).

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The units of the Master are used solely for accounting purposes and do not represent units issued legally. The Master was formed in order to permit accounts managed by the Advisor using the Campbell Managed Futures Portfolio (formerly, Financial, Metal and Energy Large Portfolio), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. As of March 31, 2015, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”) a registered futures commission merchant. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2015.

The Master has entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Partnership has entered into a futures brokerage account agreement with MS&Co. and has transferred the brokerage account of the Partnership from Citigroup Global Markets Inc. to MS&Co. The Partnership, through its investment in the Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management receives a monthly selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sell redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.5% to an annual rate of 3.0%.

Effective June 1, 2014, the management fee paid to the Advisor was reduced from an annual rate of 2.0% to an annual rate of 1.5%.

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.0% to an annual rate of 2.0%. As of the same date, the Partnership began paying an administrative fee to the General Partner at an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

As of March 31, 2015 and December 31, 2014, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investment: The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per unit as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 4.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Master’s Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange- traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Master’s Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status: Effective January 1, 2014, the Partnership adopted, Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) Per Unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

In May 2015, Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at NAV be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. The General Partner is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2015 and December 31, 2014 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2015 and 2014 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014
Assets:
Equity in trading account:
Cash	$26,698,294	$25,309,115
Cash margin	4,312,761	3,907,451
Net unrealized appreciation on open futures contracts	444,196	871,621
Net unrealized appreciation on open forward contracts	688,725	649,816

Total assets	$32,143,976	$30,738,003

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Clearing fees due to MS&Co.	—	2,220
Professional fees	66,562	35,131

Total liabilities	66,562	37,351

Partners’ Capital:
General Partner, 0.0000 units outstanding at March 31, 2015 and December 31, 2014	—	—
Limited Partner, 14,286.7062 and 15,031.5695 units outstanding at March 31, 2015 and December 31, 2014, respectively	32,077,414	30,700,652

Total liabilities and partners’ capital	$32,143,976	$30,738,003

Net asset value per unit	$2,245.26	$2,042.41

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

March 31, 2015

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	14	$(234)	(0.00)*%
Indices	342	(33,902)	(0.11)
Interest Rates Non-U.S.	729	174,527	0.54
Interest Rates U.S.	184	128,300	0.40
Livestock	10	5,900	0.02
Metals	3	(6,280)	(0.02)
Softs	3	(1,360)	(0.00)*

Total futures contracts purchased		266,951	0.83

Futures Contracts Sold
Energy	92	74,358	0.23
Grains	166	(12,725)	(0.04)
Indices	3	(75)	(0.00)*
Interest Rates Non-U.S.	65	(3,733)	(0.01)
Interest Rates U.S.	100	(73,140)	(0.23)
Metals	16	19,305	0.06
Softs	63	173,255	0.54

Total futures contracts sold		177,245	0.55

Net unrealized appreciation on open futures contracts		444,196	1.38

Unrealized Appreciation on Open Forward Contracts
Currencies	$109,484,734	1,698,574	5.30
Metals	131	369,468	1.15

Total unrealized appreciation on open forward contracts		2,068,042	6.45

Unrealized Depreciation on Open Forward Contracts
Currencies	$75,511,779	(945,611)	(2.95)
Metals	192	(433,706)	(1.35)

Total unrealized depreciation on open forward contracts		(1,379,317)	(4.30)

Net unrealized appreciation on open forward contracts		688,725	2.15

Net fair value		$1,132,921	3.53%

*	Due to rounding

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

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

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Investment Income:
Interest income	$541	$1,896

Expenses:
Clearing fees	34,788	59,138
Professional fees	31,483	20,128

Total expenses	66,271	79,266

Net investment income (loss)	(65,730)	(77,370)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	3,432,478	(2,513,725)
Change in net unrealized gains (losses) on open contracts	(388,516)	(579,425)

Total trading results	3,043,962	(3,093,150)

Net income (loss)	2,978,232	(3,170,520)
Subscriptions — Limited Partner	383,092	3,201,764
Redemptions — Limited Partner	(1,984,021)	(1,999,902)
Distribution of interest income to feeder fund	(541)	(1,896)

Net increase (decrease) in Partners’ Capital	1,376,762	(1,970,554)
Partners’ Capital, beginning of period	30,700,652	30,746,822

Partners’ Capital, end of period	$32,077,414	$28,776,268

Net asset value per unit (14,286.7062 and 19,769.1860 units outstanding at March 31, 2015 and 2014, respectively)	$2,245.26	$1,455.61

Net income (loss) per unit*	$202.88	$(160.73)

Weighted average units outstanding	14,893.0821	20,110.4246

*	Represents the change in net asset value per unit during the period before distribution of interest income to feeder fund.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Net realized and unrealized gains (losses) allocated from Master	$169.56	$(135.58)
Interest income allocated from Master	0.03	0.08
Expenses	$(31.10)	(33.88)

Increase (decrease) for the period	138.49	(169.38)
Net asset value per unit, beginning of period	1,676.61	1,411.31

Net asset value per unit, end of period	$1,815.10	$1,241.93

In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Master per unit which were previously included in net realized and unrealized gains (losses) allocated from Master per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) allocated from Master per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

	Three Months Ended March 31,
	2015	2014
Ratio to average net assets:***
Net investment income (loss)****	(6.1)%	(10.6)%

Operating expenses	6.1%	10.7%
Incentive fees	0.3%	—%

Total expenses	6.4%	10.7%

Total return:
Total return before incentive fees	8.6%	(12.0)%
Incentive fees	(0.3)%	—%

Total return after incentive fees	8.3%	(12.0)%

***	Annualized (other than incentive fees).

****	Interest income allocated from the Master less total expenses. Does not reflect the effects of incentive fees.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Master.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2015	2014
Net realized and unrealized gains (losses)	$207.38	$(156.80)
Interest income	0.03	0.09
Expenses	(4.53)	(4.02)

Increase (decrease) for the period	202.88	(160.73)
Distribution of interest income to feeder fund	(0.03)	(0.09)
Net asset value per unit, beginning of period	2,042.41	1,616.43

Net asset value per unit, end of period	$2,245.26	$1,455.61

For the financial highlights of the Master Fund included herein, the clearing fees which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from net realized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

	Three Months Ended March 31,
	2015	2014
Ratios to Average Net Assets:*
Net investment income (loss)**	(0.8)%	(1.0)%

Operating expenses	0.9%	1.1%

Total return	9.9%	(10.0)%

*	Annualized.
**	Interest income less total expenses ..

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities are shown on the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement among the Partnership, the Master and MS&Co. gives, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and on open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Morgan Stanley Wealth Management were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) paid to MS&Co. are borne by the Master and allocated to the Partnership.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2015 and 2014 were 1,604 and 1,907, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2015 and 2014 were 412 and 656, respectively. The monthly average notional values of currency forward contracts held during the three months ended March 31, 2015 and 2014 were $351,428,637 and $611,112,913, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2015 and December 31, 2014, respectively.

March 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Collateral (Received)/Pledged*	Net Amount
Assets
Futures	$830,668	$(386,472)	$444,196	$—	$—	$444,196
Forwards	2,068,042	(1,379,317)	688,725	—	—	688,725

Total Assets	$2,898,710	$(1,765,789)	$1,132,921	$—	$—	$1,132,921

Liabilities
Futures	$(386,472)	$386,472	$—	$—	$—	$—
Forwards	(1,379,317)	1,379,317	—	—	—	—

Total Liabilities	$(1,765,789)	$1,765,789	$—	$—	$—	$—

Net fair value						$1,132,921	*

December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Collateral (Received)/Pledged*	Net Amount
Assets
Futures	$1,020,950	$(149,329)	$871,621	$—	$—	$871,621
Forwards	1,794,551	(1,144,735)	649,816	—	—	649,816

Total Assets	$2,815,501	$(1,294,064)	$1,521,437	$—	$—	$1,521,437

Liabilities
Futures	$(149,329)	$149,329	$—	$—	$—	$—
Forwards	(1,144,735)	1,144,735	—	—	—	—

Total Liabilities	$(1,294,064)	$1,294,064	$—	$—	$—	$—

Net fair value						$1,521,437	*

*	In the event of default by the Master, MS&Co., the sole counterparty to the Master’s derivative contracts, has the right to offset the Master’s obligation with the cash held by the Master, thereby minimizing the counterparty’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of a default by MS&Co., the Master is exposed to the amount shown on the Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2015 and December 31, 2014.

Assets	March 31, 2015
Futures Contracts
Energy	$84,500
Grains	29,162
Indices	156,516
Interest Rates Non-U.S.	226,285
Interest Rates U.S.	132,207
Livestock	6,650
Metals	22,093
Softs	173,255

Total unrealized appreciation on open futures contracts	$830,668

Liabilities
Futures Contracts
Energy	$(10,142)
Grains	(42,121)
Indices	(190,493)
Interest Rates Non-U.S.	(55,491)
Interest Rates U.S.	(77,047)
Livestock	(750)
Metals	(9,068)
Softs	(1,360)

Total unrealized depreciation on open futures contracts	$(386,472)

Net unrealized appreciation on open futures contracts	$444,196 *

Assets
Forward Contracts
Currencies	$1,698,574
Metals	369,468

Total unrealized appreciation on open forward contracts	$2,068,042

Liabilities
Forward Contracts
Currencies	$(945,611)
Metals	(433,706)

Total unrealized depreciation on open forward contracts	$(1,379,317)

Net unrealized appreciation on open forward contracts	$688,725 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Assets	December 31, 2014
Futures Contracts
Energy	$153,320
Grains	15,187
Indices	59,941
Interest Rates Non-U.S.	660,385
Interest Rates U.S.	86,643
Livestock	1,690
Metals	14,305
Softs	29,479

Total unrealized appreciation on open futures contracts	$1,020,950

Liabilities
Futures Contracts
Energy	$(3,733)
Grains	(50,947)
Indices	(58,603)
Interest Rates Non-U.S.	(10,075)
Interest Rates U.S.	(10,200)
Livestock	(9,820)
Metals	(3,187)
Softs	(2,764)

Total unrealized depreciation on open futures contracts	$(149,329)

Net unrealized appreciation on open futures contracts	$871,621 *

Assets
Forward Contracts
Currencies	$1,663,757
Metals	130,794

Total unrealized appreciation on open forward contracts	$1,794,551

Liabilities
Forward Contracts
Currencies	$(1,057,999)
Metals	(86,736)

Total unrealized depreciation on open forward contracts	$(1,144,735)

Net unrealized appreciation on open forward contracts	$649,816 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
Sector	2015	2014
Currencies	$937,463	$(509,562)
Energy	36,824	(638,380)
Grains	(48,323)	62,251
Indices	880,997	(1,417,728)
Interest Rates U.S.	264,010	(73,690)
Interest Rates Non-U.S.	828,901	161,043
Livestock	(38,830)	50,900
Metals	(109,772)	(654,838)
Softs	292,692	(73,146)

Total	$3,043,962 ***	$(3,093,150	)***

***	This amount is included in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2015 and December 31, 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the three months ended March 31, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2015 Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$830,668	$830,668	$—	$—
Forwards	2,068,042	369,468	1,698,574	—

Total assets	$2,898,710	$1,200,136	$1,698,574	$—

Liabilities
Futures	$386,472	$386,472	$—	$—
Forwards	1,379,317	433,706	945,611	—

Total liabilities	$1,765,789	$820,178	$945,611	$—

Net fair value	$1,132,921	$379,958	$752,963	$—

	December 31, 2014 Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,020,950	$1,020,950	$—	$—
Forwards	1,794,551	130,794	1,663,757	—

Total assets	$2,815,501	$1,151,744	$1,663,757	$—

Liabilities
Futures	$149,329	$149,329	$—	$—
Forwards	1,144,735	86,736	1,057,999	—

Total liabilities	$1,294,064	$236,065	$1,057,999	$—

Net fair value	$1,521,437	$915,679	$605,758	$—

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, options and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 46.6% of the Partnership’s/Master’s contracts are traded OTC.

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

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses and Changes in Partners’ Capital.

Potomac Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

7.	Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2015, Partnership capital increased 5.2% from $30,242,428 to $31,804,080. This increase was attributable to the net income of $2,491,050, coupled with the subscriptions of 223.0930 Redeemable Units totaling $383,092, which was partially offset by the redemptions of 739.0190 Redeemable Units totaling $1,312,490. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2015, the Master’s capital increased 4.5% from $30,700,652 to $32,077,414. This increase was attributable to the net income of $2,978,232, coupled with the subscriptions of 182.7604 Redeemable Units totaling $383,092, which was partially offset by the redemptions of 927.6237 Redeemable Units totaling $1,984,021 and the distribution of interest income to the feeder fund totaling $541. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2015, the net asset value per unit increased 8.3% from $1,676.61 to $1,815.10 as compared to a decrease of 12% in the first quarter of 2014. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2015 of $3,043,962. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, softs and U.S. and non-U.S. interest rates and were partially offset by losses in grains, metals and livestock. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2014 of $3,093,150. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. interest rates, metals and softs and were partially offset by gains in grains, livestock and non-U.S interest rates.

The most significant gains were achieved within the global interest rate sector primarily during January from long European and Canadian fixed income futures positions as prices advanced after the central banks in both the European Union and Canada announced stimulus measures to combat widespread deflationary concerns and slowing economic growth. Long positions in U.S. Treasury note futures also recorded gains during January as prices advanced after falling crude oil prices dampened inflationary concerns and decreased the urgency for the U.S. Federal Reserve to increase interest rates. In the currency sector, gains were recorded during the first quarter from short euro positions versus the U.S. dollar as the value of the euro decreased due to an unprecedented economic stimulus program introduced by the European Central Bank. Short positions in the Canadian dollar versus the U.S. dollar were also profitable during January after the Bank of Canada unexpectedly cut interest rates. Within the stock index sector, gains were experienced during January from long positions in European index futures positions as prices were supported by the European Central Bank’s loose monetary policy. Additional gains were recorded in this sector during February from long positioning in U.S., Japan, Australia, Europe, and Canada index futures positions as a bounce in oil prices alleviated some fears around a global growth slowdown. Gains within the agricultural sector were achieved during February from short position in coffee as prices decreased amid improving weather in Brazil, which boosted prospects for a larger harvest. Additional gains in this sector were recorded during March from short positions in sugar as prices fell to a five year low due to ample global supplies and a weak Brazilian currency. Within the energy complex, gains were recorded during January and March from short crude oil futures positions as prices were weighed down by a rising dollar and an oil supply glut in the marketplace. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals sector during February and March from long precious metals futures positions as prices decreased after concerns eased over Greece exiting from the European Union and the ceasefire agreement in Ukraine reduced demand.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three months ended March 31, 2015 decreased by $1,355, as compared to the corresponding period in 2014. The decrease in interest income is due to lower average daily equity and lower U.S. Treasury bill rates during the three months ended March 31, 2015 as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2015 decreased by $251,251, as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees is due to a reduction in the ongoing selling agent fees rate during the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2015 decreased by $28,363 as compared to the corresponding period in 2014. The decrease in management fees is due to a reduction in the management fee rate during the three months ended March 31, 2015 as compared to the corresponding period in 2014.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net assets on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in month end net asset values. Administrative fees for the three months ended March 31, 2015 were $79,986. This fee was implemented by the Partnership effective October 1, 2014.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three months ended March 31, 2015 resulted in incentive fees of $84,431. There were no incentive fees earned for the three months ended March 31, 2014. To the extent the Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended March 31, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, the Master’s total capitalization was $32,077,414 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2015 was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$760,238	2.37%	$2,394,359	$116,008	$995,728
Energy	370,535	1.15%	435,930	187,448	318,458
Grains	229,760	0.72%	255,082	32,687	170,753
Indices	1,543,344	4.81%	1,730,319	354,730	1,230,835
Interest Rates U.S.	210,430	0.66%	276,364	22,951	143,997
Interest Rates Non-U.S.	683,771	2.13%	1,209,200	642,513	852,976
Livestock	7,920	0.02%	13,728	792	3,960
Metals	379,933	1.18%	681,001	155,070	338,412
Softs	126,830	0.40%	211,750	53,350	134,053

Total	$4,312,761	13.44%

*	Average of month-end Values at Risk.

As of December 31, 2014, the Master’s total capitalization was $30,700,652 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2014 was as follows:

December 31, 2014

			Twelve Months Ended December 31, 2014
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2015, there were additional subscriptions of 223.0930 Redeemable Units totaling $383,092. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	405.0740	$1,778.17	N/A	N/A
February 1, 2015 - February 28, 2015	289.6410	$1,766.96	N/A	N/A
March 1, 2015 - March 31, 2015	44.3040	$1,815.10	N/A	N/A
	739.0190	$1,775.99

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

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Mine Safety Disclosures – Not Applicable.

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(j) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2(a)	Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

3.2(b)	Amendment to the Third Amended and Restated Limited Partnership Agreement, effective October 1, 2014 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.2(a)	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.2(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3(a)	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

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

10.3(d)	Letter amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

10.4	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2014, dated June 1, 2014 (filed as Exhibit 10.5(c) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.6	(a) Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York, dated July 25, 2007 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(b) Fifth Amendment to the Escrow Agreement among Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4, 2012 (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

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

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan President & Director

Date:	May 13, 2015

By:	/s/ Steven Ross Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date:	May 13, 2015