Form 10-Q
period 2015-06-30
POTOMAC FUTURES FUND LP
filed 2015-08-12
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2015

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

Yes    No X

As of July 31, 2015, 17,639.4018 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2015	December 31, 2014
Assets:
Investment in Master(1), at fair value	$28,081,222	$30,700,788
Cash	106,070	132,084

Total assets	$28,187,292	$30,832,872

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$46,979	$51,388
Management fees	35,062	38,353
General Partner fees	23,374	25,569
Other	91,019	99,221
Redemptions payable	217,391	375,913

Total liabilities	413,825	590,444

Partners’ Capital:
General Partner, 192.5786 Redeemable Units outstanding at June 30, 2015 and December 31, 2014	296,912	322,878
Limited Partners, 17,821.4588 and 17,845.3078 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	27,476,555	29,919,550

Total partners’ capital	27,773,467	30,242,428

Total liabilities and partners’ capital	$28,187,292	$30,832,872

Net asset value per unit	$1,541.77	$1,676.61

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income:
Interest Income allocated from Master	$460	$896	$1,001	$2,792

Expenses:
Expenses allocated from Master	67,945	67,373	134,216	146,639
Ongoing selling agent fees	150,287	207,205	310,954	619,123
Management fees	112,171	125,817	232,152	274,161
General Partner fees	74,780	—	154,766	—
Incentive fees	—	—	84,431	—
Other	57,536	64,041	99,653	194,446

Total expenses	462,719	464,436	1,016,172	1,234,369

Net investment income (loss)	(462,259)	(463,540)	(1,015,171)	(1,231,577)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(2,576,367)	1,033,389	856,111	(1,480,336)
Net change in unrealized gains (losses) on open contracts allocated from Master	(1,886,164)	486,712	(2,274,680)	(92,713)

Total trading results allocated from Master	(4,462,531)	1,520,101	(1,418,569)	(1,573,049)

Net income (loss)	(4,924,790)	1,056,561	(2,433,740)	(2,804,626)
Subscriptions—Limited Partners	1,451,900	360,000	1,834,992	3,561,764
Redemptions—Limited Partners	(557,723)	(3,210,558)	(1,870,213)	(5,058,925)

Net increase (decrease) in Partners' Capital	(4,030,613)	(1,793,997)	(2,468,961)	(4,301,787)
Partners' Capital, beginning of period	31,804,080	27,595,415	30,242,428	30,103,205

Partners' Capital, end of period	$27,773,467	$25,801,418	$27,773,467	$25,801,418

Net asset value per unit (18,014.0374 and 19,971.6934 units outstanding at June 30, 2015 and 2014, respectively)	$1,541.77	$1,291.90	$1,541.77	$1,291.90

Net income (loss) per unit*	$(273.33)	$49.97	$(134.84)	$(119.41)

Weighted average units outstanding	17,965.6951	21,643.3267	17,910.6796	22,193.1906

*Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

1.	Organization:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Campbell Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the state of New York, are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills. The Partnership was authorized to sell an unlimited number of redeemable units (“Redeemable Units”) during its initial offering period. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of June 30, 2015, all trading decisions for the Partnership are made by Campbell & Company, Inc. (the “Advisor”).

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The units of the Master are used solely for accounting purposes and do not represent units issued legally. The Master was formed in order to permit accounts managed by the Advisor using the Campbell Managed Futures Portfolio (formerly, Financial, Metal and Energy Large Portfolio), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. As of June 30, 2015, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2015.

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

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.0% to an annual rate of 2.0%. As of the same date, the Partnership began paying a fee to the General Partner at an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Master which were previously included in net realized and unrealized gains (losses) allocated from Master per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) allocated from Master per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

Additionally, for the financial highlights of the Master included herein, the clearing fees which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

Amounts previously referred to as Administrative fees are now referred to as General Partner fees in these financial statements.

As of June 30, 2015 and December 31, 2014, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

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

Partnership’s Investment: The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per unit as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Master’s Investments: Fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange- traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are stated at amortized cost which approximates fair value.

All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Master’s Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses from the preceding period are reported on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) Per Unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

In May 2015, Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at NAV be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosure.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2015 and December 31, 2014 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2015 and 2014 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2015	December 31, 2014
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $18,119,716 and $0 at June 30, 2015 and December 31, 2014, respectively)	$18,119,716	$—
Cash	5,828,615	25,309,115
Cash margin	4,918,910	3,907,451
Net unrealized appreciation on open futures contracts	—	871,621
Net unrealized appreciation on open forward contracts	—	649,816

Total assets	$28,867,241	$30,738,003

Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$433,008	$—
Net unrealized depreciation on open forward contracts	320,235	—
Accrued expenses:
Clearing fees due to MS&Co.	—	2,220
Professional fees	32,778	35,131

Total liabilities	786,021	37,351

Partners' Capital:
General Partner, 0.0000 units outstanding at June 30, 2015 and December 31, 2014	—	—
Limited Partners, 14,533.7304 and 15,031.5695 units outstanding at June 30, 2015 and December 31, 2014, respectively	28,081,220	30,700,652

Total liabilities and partners' capital	$28,867,241	$30,738,003

Net asset value per unit	$1,932.14	$2,042.41

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

June 30, 2015

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	15	$(10,118)	(0.04)%
Grains	31	59,838	0.21
Indices	42	(104,098)	(0.37)
Interest Rates U.S.	277	56,189	0.20
Interest Rates Non-U.S.	60	2,114	0.01
Livestock	17	(20,140)	(0.07)

Total futures contracts purchased		(16,215)	(0.06)

Futures Contracts Sold
Energy	53	(17,555)	(0.06)
Grains	129	(348,017)	(1.24)
Indices	122	26,929	0.10
Interest Rates U.S.	46	(41,922)	(0.15)
Interest Rates Non-U.S.	82	(45,604)	(0.16)
Metals	83	62,738	0.22
Softs	101	(53,362)	(0.19)

Total futures contracts sold		(416,793)	(1.48)

Net unrealized depreciation on open futures contracts		(433,008)	(1.54)

Unrealized Appreciation on Open Forward Contracts
Currencies	$85,160,888	940,344	3.35
Metals	168	360,722	1.28

Total unrealized appreciation on open forward contracts		1,301,066	4.63

Unrealized Depreciation on Open Forward Contracts
Currencies	$98,710,308	(1,251,596)	(4.46)
Metals	142	(369,705)	(1.31)

Total unrealized depreciation on open forward contracts		(1,621,301)	(5.77)

Net unrealized depreciation on open forward contracts		(320,235)	(1.14)

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners' Capital
$18,120,000	10/15/2015	U.S. Treasury bills, 0.005% (Amortized cost of $18,119,716)	18,119,716	64.52

Net Fair Value			$17,366,473	61.84%

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

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

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income:
Interest income	$460	$896	$1,001	$2,792

Expenses:
Clearing fees	47,415	44,392	82,203	103,530
Professional fees	20,530	22,981	52,013	43,109

Total expenses	67,945	67,373	134,216	146,639

Net investment income (loss)	(67,485)	(66,477)	(133,215)	(143,847)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,576,367)	1,033,389	856,111	(1,480,336)
Net change in unrealized gains (losses) on open contracts	(1,886,164)	486,712	(2,274,680)	(92,713)

Total trading results	(4,462,531)	1,520,101	(1,418,569)	(1,573,049)

Net income (loss)	(4,530,016)	1,453,624	(1,551,784)	(1,716,896)
Subscriptions — Limited Partner	1,451,900	360,000	1,834,992	3,561,764
Redemptions — Limited Partner	(917,618)	(3,786,868)	(2,901,639)	(5,786,770)
Distribution of interest income to feeder fund	(460)	(896)	(1,001)	(2,792)

Net increase (decrease) in Partners’ Capital	(3,996,194)	(1,974,140)	(2,619,432)	(3,944,694)
Partners’ Capital, beginning of period	32,077,414	28,776,268	30,700,652	30,746,822

Partners’ Capital, end of period	$28,081,220	$26,802,128	$28,081,220	$26,802,128

Net asset value per unit (14,533.7304 and 17,446.1560 units outstanding at June 30, 2015 and 2014, respectively)	$1,932.14	$1,536.28	$1,932.14	$1,536.28

Net income (loss) per unit*	$(313.09)	$80.71	$(110.21)	$(80.02)

Weighted average units outstanding	14,585.4471	19,204.0899	14,739.2646	19,657.2573

*	Represents the change in net asset value per unit during the period before distribution of interest income to feeder fund.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net realized and unrealized gains (losses) allocated from Master	$(247.59)	$71.32	$(78.03)	$(64.26)
Net investment loss**	(25.74)	(21.35)	(56.81)	(55.15)

Increase (decrease) for the period	(273.33)	49.97	(134.84)	(119.41)
Net asset value per unit, beginning of period	1,815.10	1,241.93	1,676.61	1,411.31

Net asset value per unit, end of period	$1,541.77	$1,291.90	$1,541.77	$1,291.90

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Ratio to average net assets:*
Net investment loss**	(6.1)%	(7.0)%	(6.5)%	(8.9)%

Operating expenses	6.1%	7.0%	6.2%	8.9%
Incentive fees	—%	—%	0.3%	—%

Total expenses	6.1%	7.0%	6.5%	8.9%

Total return:
Total return before incentive fees	(15.1)%	4.0%	(7.7)%	(8.5)%
Incentive fees	—%	—%	(0.3)%	—%

Total return after incentive fees	(15.1)%	4.0%	(8.0)%	(8.5)%

*	Annualized (other than incentive fees).

**	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Master.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net realized and unrealized gains (losses)	$(308.42)	$84.33	$(101.03)	$(72.47)
Net investment loss	(4.67)	(3.62)	(9.18)	(7.55)

Increase (decrease) for the period	(313.09)	80.71	(110.21)	(80.02)
Distribution of interest income to feeder fund	(0.03)	(0.04)	(0.06)	(0.13)
Net asset value per unit, beginning of period	2,245.26	1,455.61	2,042.41	1,616.43

Net asset value per unit, end of period	$1,932.14	$1,536.28	$1,932.14	$1,536.28

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Ratios to Average Net Assets:*
Net investment loss**	(0.9)%	(1.0)%	(0.9)%	(1.0)%

Operating expenses	0.9%	1.0%	0.9%	1.0%

Total return	(13.9)%	5.5%	(5.4)%	(5.0)%

*	Annualized.
**	Interest income less total expenses ..

4.	Trading Activities:

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

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2015 and 2014 were 1,274 and 1,826, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2015 and 2014 were 1,439 and 1,867, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2015 and 2014 were 573 and 661, respectively. The monthly average number of forward contracts traded during the six months ended June 30, 2015 and 2014 were 493 and 659, respectively. The monthly average notional values of currency forward contracts held during the three months ended June 30, 2015 and 2014 were $356,315,393 and $547,597,652, respectively. The monthly average notional values of currency forward contracts held during the six months ended June 30, 2015 and 2014 were $353,872,015 and $579,355,282, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2015 and December 31, 2014, respectively.

June 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Collateral (Received)/Pledged*	Net Amount
Assets
Futures	$271,570	$(271,570)	$—	$—	$—	$—
Forwards	1,301,066	(1,301,066)	—	—	—	—

Total Assets	$1,572,636	$(1,572,636)	$—	$—	$—	$—

Liabilities
Futures	$(704,578)	$271,570	$(433,008)	$—	$—	$(433,008)
Forwards	(1,621,301)	1,301,066	(320,235)	—	—	(320,235)

Total Liabilities	$(2,325,879)	$1,572,636	$(753,243)	$—	$—	$(753,243)

Net fair value						$(753,243)*

December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Collateral (Received)/Pledged*	Net Amount
Assets
Futures	$1,020,950	$(149,329)	$871,621	$—	$—	$871,621
Forwards	1,794,551	(1,144,735)	649,816	—	—	649,816

Total Assets	$2,815,501	$(1,294,064)	$1,521,437	$—	$—	$1,521,437

Liabilities
Futures	$(149,329)	$149,329	$—	$—	$—	$—
Forwards	(1,144,735)	1,144,735	—	—	—	—

Total Liabilities	$(1,294,064)	$1,294,064	$—	$—	$—	$—

Net fair value						$1,521,437 *

*	In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown on the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2015 and December 31, 2014.

Assets	June 30, 2015
Futures Contracts
Energy	$6,580
Grains	59,838
Indices	65,575
Interest Rates U.S.	58,275
Interest Rates Non-U.S.	15,334
Metals	62,978
Softs	2,990

Total unrealized appreciation on open futures contracts	$271,570

Liabilities
Futures Contracts
Energy	$(34,253)
Grains	(348,017)
Indices	(142,744)
Interest Rates U.S.	(44,008)
Interest Rates Non-U.S.	(58,824)
Livestock	(20,140)
Metals	(240)
Softs	(56,352)

Total unrealized depreciation on open futures contracts	$(704,578)

Net unrealized depreciation on open futures contracts	$(433,008)*

Assets
Forward Contracts
Currencies	$940,344
Metals	360,722

Total unrealized appreciation on open forward contracts	$1,301,066

Liabilities
Forward Contracts
Currencies	$(1,251,596)
Metals	(369,705)

Total unrealized depreciation on open forward contracts	$(1,621,301)

Net unrealized depreciation on open forward contracts	$(320,235)**

*	This amount is included in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

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

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
Sector	2015		2014	2015		2014
Currencies	$(490,524)		$(150,852)	$446,939		$(660,414)
Energy	(843,756)		(119,201)	(806,932)		(757,581)
Grains	(498,374)		(121,240)	(546,697)		(58,989)
Indices	(485,904)		846,527	395,093		(571,201)
Interest Rates U.S.	(297,136)		97,709	(33,126)		24,019
Interest Rates Non-U.S.	(1,121,632)		815,430	(292,731)		976,473
Livestock	(17,990)		96,220	(56,820)		147,120
Metals	(442,639)		102,585	(552,411)		(552,253)
Softs	(264,576)		(47,077)	28,116		(120,223)

Total	$(4,462,531	)***	$1,520,101 ***	$(1,418,569	)***	$(1,573,049	)***

***	This amount is included in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers independent or pricing services who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2015 and December 31, 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the six months ended June 30, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2015 Total	Level 1	Level 2	Level 3
Assets
Futures	$271,570	$271,570	$—	$—
Forwards	1,301,066	360,722	940,344	—
U.S. Treasury bills	18,119,716	—	18,119,716	—

Total assets	$19,692,352	$632,292	$19,060,060	$—

Liabilities
Futures	$704,578	$704,578	$—	$—
Forwards	1,621,301	369,705	1,251,596	—

Total liabilities	$2,325,879	$1,074,283	$1,251,596	$—

Net fair value	$17,366,473	$(441,991)	$17,808,464	$—

	December 31, 2014 Total	Level 1	Level 2	Level 3
Assets
Futures	$1,020,950	$1,020,950	$—	$—
Forwards	1,794,551	130,794	1,663,757	—

Total assets	$2,815,501	$1,151,744	$1,663,757	$—

Liabilities
Futures	$149,329	$149,329	$—	$—
Forwards	1,144,735	86,736	1,057,999	—

Total liabilities	$1,294,064	$236,065	$1,057,999	$—

Net fair value	$1,521,437	$915,679	$605,758	$—

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, options and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 7.4% to 45.5% of the Partnership’s/Master’s contracts are traded OTC.

The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Potomac Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than that listed below, there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break even point.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2015, Partnership capital decreased 8.2% from $30,242,428 to $27,773,467. This decrease was attributable to the net loss of $2,433,740, coupled with the redemptions of 1,078.4090 Redeemable Units totaling $1,870,213, which was partially offset by the subscriptions of 1,054.5600 Redeemable Units totaling $1,834,992. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2015, the Master’s capital decreased 8.5% from $30,700,652 to $28,081,220. This decrease was attributable to the net loss of $1,551,784, coupled with the redemptions of 1,349.5297 Redeemable Units totaling $2,901,639, which was partially offset by the subscriptions of 851.6906 Redeemable Units totaling $1,834,992 and the distribution of interest income to the feeder fund totaling $1,001. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s second quarter of 2015, the net asset value per unit decreased 15.1% from $1,815.10 to $1,541.77 as compared to an increase of 4% in the second quarter of 2014. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2015 of $4,462,531. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, livestock, metals, U.S. and non-U.S. interest rates and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2014 of $1,520,101. Gains were primarily attributable to the Master’s trading of commodity futures in indices, U.S. and non-U.S. interest rates, metals and livestock and were partially offset by losses in currencies, energy, grains, and softs.

The most significant losses were achieved within global interest rate sector during April and May from long Australian government bond futures positions as prices decreased after the Reserve Bank of Australia released hawkish comments and better-than-expected economic data. Additional losses were experienced in this sector from long positions in U.S. and European fixed income futures as prices whipsawed amid uncertainty surrounding U.S. monetary policy and the Greek financial crisis. Within the energy complex, losses were recorded throughout the second quarter from long and short crude oil positions as prices fluctuated as the market assessed global demand and the value of the U.S. dollar. In the agricultural sector, losses were incurred during the second half of June from short corn and wheat futures positions as prices spiked due to crop concerns following heavy rainfall in the U.S. Midwest region. Within the global stock index sector, losses were recorded during June from long positions in U.S., European, and Asian index futures as prices decreased amid investor anxiety over Greece’s debt obligations and China’s slowing economy. Losses within the currency sector were experienced during April from short euro positions versus the U.S. dollar as the dollar moved lower after weaker U.S. economic data suggested that the U.S. Federal Reserve will hold off on an interest rate hike longer-than-expected. Additional losses were recorded in this sector during June from short positions in the euro and Japanese yen versus the U.S. dollar as the value of the U.S. dollar weakened as the U.S. Federal Reserve continued to provide little insight on when or how quickly it plans to raise interest rates. Within the metals sector, losses were recorded primarily during May from long futures positions in zinc and copper as prices fell due to a strengthening U.S. dollar and additional signs of an economic slowdown in China.

During the Partnership’s six months ended June 30, 2015, the net asset value per unit decreased 8.0% from $1,676.61 to $1,541.77 as compared to a decrease of 8.5% in the six months ended June 30, 2014. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2015 of $1,418,569. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by gains in currencies, indices and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2014 of $1,573,049. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, metals and softs and were partially offset by gains in livestock and U.S. and non-U.S interest rates.

The most significant losses were recorded within the energy complex primarily during February, April, and June as oil prices fluctuated without consistent direction as the market assessed global demand and the value of the U.S. dollar. In the agricultural sector, losses were incurred during the second half of June from short corn and wheat futures positions as prices spiked due to crop concerns following heavy rainfall in the U.S. Midwest region. Within the metals sector, losses were recorded as prices whipsawed from February through June as investors attempted to gauge global demand and the timing of an U.S. central bank interest rate hike. Within the global interest rate markets, losses were incurred primarily during February, April, May, and June from long positions in European and U.S. fixed income futures as prices declined as the probability the U.S. Federal Reserve will raise interest rates increased. A portion of the Partnership’s losses during the first six months of the year was offset by gains experienced within the currency sector during January from short Canadian dollar and euro positions versus the U.S. dollar as the values of these two currencies decreased against the U.S. dollar after the Bank of Canada unexpectedly cut interest rates and the European Central Bank announced a larger-than-expected bond buying program. Additional gains were achieved from short euro positions versus the U.S. dollar during March and May. Within the global stock index sector, gains were recorded primarily during February from long positions in U.S., Japanese, Australian, European, and Canadian index futures as a bounce in oil prices alleviated some fears around a global growth slowdown. Additional gains were achieved in this sector during April from long positions in Asian equity index futures as prices rallied after Chinese regulators relaxed rules regarding mainland citizens investing in the Hong Kong stock market and continued loose monetary policies.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three and six months ended June 30, 2015 decreased by $436 and $1,791, respectively, as compared to the corresponding period in 2014. The decrease in interest income is due to lower average daily equity and lower U.S. Treasury bill rates during the three months ended June 30, 2015 as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2015 decreased by $56,918 and $308,169, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to a reduction in the ongoing selling agent fees rate during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2015 decreased by $13,646 and $42,009, respectively as compared to the corresponding periods in 2014. The decrease in management fees is due to a reduction in the management fee rate during the three and six months ended June 30, 2015 as compared to the corresponding periods in 2014.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net assets on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in month end net asset values. General Partner fees for the three and six months ended June 30, 2015 were $74,780 and $154,766, respectively. This fee was implemented by the Partnership effective October 1, 2014.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2015 resulted in incentive fees of $0 and $84,431, respectively. There were no incentive fees earned for the three and six months ended June 30, 2014. To the extent the Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended June 30 31, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of June 30, 2015, the Master’s total capitalization was $28,081,220 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2015 was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,240,310	7.98%	$2,577,777	$294,205	$1,509,817
Energy	229,699	0.82%	416,075	72,916	181,267
Grains	125,336	0.45%	468,941	125,336	283,495
Indices	716,166	2.55%	2,023,023	716,166	1,179,881
Interest Rates U.S.	143,750	0.51%	222,850	28,693	111,074
Interest Rates Non-U.S.	211,367	0.75%	815,450	111,528	289,429
Livestock	13,992	0.05%	15,576	5,544	11,616
Metals	1,089,680	3.88%	1,111,657	294,134	705,260
Softs	148,610	0.53%	245,630	52,030	163,093

Total	$4,918,910	17.52%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the

Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment

Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quality Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2015, there were additional subscriptions of 831.4670 Redeemable Units totaling $1,451,900. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	40.9420	$1,734.16	N/A	N/A
May 1, 2015 - May 31, 2015	157.4470	$1,710.62	N/A	N/A
June 1, 2015 - June 30, 2015	141.0010	$1,541.77	N/A	N/A
	339.3900	$1,643.31

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

10.3(d)	Letter amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

10.4	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2014, dated June 1, 2014 (filed as Exhibit 10.5(c) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

(d)	Third Amendment to the Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc., dated May 27, 2014 (filed herewith).

10.6	(a) Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York, dated July 25, 2007 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(b) Fifth Amendment to the Escrow Agreement among Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4, 2012 (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.7	Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan President & Director

Date:	August 12, 2015

By:	/s/ Steven Ross Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date:	August 12, 2015