Form 10-Q
period 2015-09-30
POTOMAC FUTURES FUND LP
filed 2015-11-12
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2015

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

Yes    No X

As of October 31, 2015, 17,032.6438 Limited Partnership Redeemable Units were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014
Assets:

Investment in Master(1), at fair value	$28,057,638	$30,700,788
Cash	108,689	132,084

Total assets	$28,166,327	$30,832,872

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fee	$46,944	$51,388
Management fees	35,031	38,353
General Partner fees	23,354	25,569
Other	94,790	99,221
Redemptions payable	511,892	375,913

Total liabilities	712,011	590,444

Partners’ Capital:
General Partner, 192.5786 Redeemable Units outstanding at September 30, 2015 and December 31, 2014	305,771	322,878
Limited Partners, 17,098.4988 and 17,845.3078 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	27,148,545	29,919,550

Total partners’ capital	27,454,316	30,242,428

Total liabilities and partners’ capital	$28,166,327	$30,832,872

Net asset value per unit	$1,587.77	$1,676.61

(1)	Defined in Note 1.

See accompanying notes to financial statements.	3

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income:
Interest income allocated from Master	$842	$654	$1,843	$3,446

Expenses:
Expenses allocated from Master	53,028	65,903	187,244	212,542
Ongoing selling agent fees	142,571	202,702	453,525	821,825
Management fees	106,352	100,543	338,504	374,704
General Partner fees	70,901	-	225,667	-
Incentive fees	-	-	84,431	-
Other	64,353	20,895	164,006	215,341

Total expenses	437,205	390,043	1,453,377	1,624,412

Net investment income (loss)	(436,363)	(389,389)	(1,451,534)	(1,620,966)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	85,115	2,375,311	941,226	894,975
Net change in unrealized gains (losses) on open contracts allocated from Master	1,182,043	1,405,822	(1,092,637)	1,313,109

Total trading results allocated from Master	1,267,158	3,781,133	(151,411)	2,208,084

Net income (loss)	830,795	3,391,744	(1,602,945)	587,118
Subscriptions—Limited Partners	322,474	125,000	2,157,466	3,686,764
Redemptions—Limited Partners	(1,472,420)	(1,870,314)	(3,342,633)	(6,929,239)
Redemptions—General Partner	-	(99,993)	-	(99,993)

Net increase (decrease) in Partners’ Capital	(319,151)	1,546,437	(2,788,112)	(2,755,350)
Partners’ Capital, beginning of period	27,773,467	25,801,418	30,242,428	30,103,205

Partners’ Capital, end of period	$27,454,316	$27,347,855	$27,454,316	$27,347,855

Net asset value per unit (17,291.0774 and 18,620.3414 units outstanding at September 30, 2015 and 2014, respectively)	$1,587.77	$1,468.71	$1,587.77	$1,468.71

Net income (loss) per unit*	$46.00	$176.81	$(88.84)	$57.40

Weighted average units outstanding	17,870.6984	19,484.2570	17,897.3525	21,290.2127

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.	4

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

1.	Organization:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Campbell Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the state of New York, are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills. The Partnership was authorized to sell an unlimited number of redeemable units (“Redeemable Units”) during its initial offering period. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2015, all trading decisions for the Partnership are made by Campbell & Company, Inc. (the “Advisor”).

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The units of the Master are used solely for accounting purposes and do not represent units issued legally. The Master was formed in order to permit accounts managed by the Advisor using the Campbell Managed Futures Portfolio (formerly, Financial, Metal and Energy Large Portfolio), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. As of September 30, 2015, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2015.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.0% to an annual rate of 2.0%. As of the same date, the Partnership began paying a fee to the General Partner (formerly, the administrative fee) at an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights of the Partnership and the Master, the ongoing selling agent fees and clearing fees of the Partnership and the clearing fees of the Master, which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) per unit and included in net investment loss per unit. This information was previously included as footnotes to the financial highlights tables.

As of September 30, 2015 and December 31, 2014, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

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

September 30, 2015

(Unaudited)

Partnership’s Investment: The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per unit as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5.

Master’s Investments: Fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non- exchange- traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses from the preceding period are reported on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $43,017 and $228,228 as of September 30, 2015 and December 31, 2014, respectively. The cost of foreign currencies was $42,329 as of September 30, 2015 and based on the General Partner’s assessment, the cost of foreign currencies was not materiality different from the fair value as of December 31, 2014.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013- 08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Recent Accounting Pronouncement: In May 2015, Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at NAV be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosure.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2015 and 2014 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $18,119,716 and $0 at September 30, 2015 and December 31, 2014, respectively)	$18,120,312	$-
Cash	5,730,916	25,309,115
Cash margin	3,802,131	3,907,451
Net unrealized appreciation on open futures contracts	333,139	871,621
Net unrealized appreciation on open forward contracts	95,661	649,816

Total assets	$28,082,159	$30,738,003

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Clearing fees due to MS& Co.	$-	$2,220
Professional Fees	24,543	35,131

Total liabilities	24,543	37,351

Partners’ Capital:

General Partner, 0.0000 units outstanding at September 30, 2015 and December 31, 2014	-	-
Limited Partner, 13,910.4874 and 15,031.5695 units outstanding at September 30, 2015 and December 31, 2014, respectively	28,057,616	30,700,652

Total liabilities and partners’ capital	$28,082,159	$30,738,003

Net asset value per unit	$2,017.01	$2,042.41

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

September 30, 2015

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	7	$(1,748)	(0.01)%
Indices	65	(44,175)	(0.16)
Interest Rates U.S.	119	44,413	0.16
Interest Rates Non-U.S.	447	170,954	0.61
Metals	4	(3,375)	(0.01)
Softs	1	(890)	0.00	*

Total futures contracts purchased		165,179	0.59

Futures Contracts Sold
Energy	117	95,585	0.35
Grains	38	(33,513)	(0.12)
Indices	65	2,467	0.01
Interest Rates Non-U.S.	10	(5,191)	(0.02)
Livestock	31	85,323	0.30
Metals	25	17,810	0.06
Softs	58	5,479	0.02

Total futures contracts sold		167,960	0.60

Net unrealized appreciation on open futures contracts		333,139	1.19

Unrealized Appreciation on Open Forward Contracts
Currencies	$90,472,863	958,846	3.42
Metals	129	224,695	0.80

Total unrealized appreciation on open forward contracts		1,183,541	4.22

Unrealized Depreciation on Open Forward Contracts
Currencies	$77,569,649	(930,118)	(3.32)
Metals	69	(157,762)	(0.56)

Total unrealized depreciation on open forward contracts		(1,087,880)	(3.88)

Net unrealized appreciation on open forward contracts		95,661	0.34

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$18,120,000	10/15/2015	U.S. Treasury bills, 0.005% (Amortized Cost of $18,119,716)	18,120,312	64.58

Net fair value			$18,549,112	$66.11%

*	Due to rounding

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

December 31, 2014

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1	$(3,125)	(0.01)%
Grains	28	(49,997)	(0.16)
Indices	110	2,926	0.01
Interest Rates U.S.	94	64,630	0.21
Interest Rates Non-U.S.	904	657,848	2.14
Livestock	10	(8,130)	(0.03)
Metals	2	(3,187)	(0.01)
Softs	2	(1,845)	(0.00)	*

Total futures contracts purchased		659,120	2.15

Futures Contracts Sold
Energy	68	152,712	0.49
Grains	43	14,237	0.05
Indices	6	(1,588)	(0.00)	*
Interest Rates U.S.	73	11,813	0.03
Interest Rates Non-U.S.	42	(7,538)	(0.02)
Metals	15	14,305	0.05
Softs	69	28,560	0.09

Total futures contracts sold		212,501	0.69

Net unrealized appreciation on open futures contracts		871,621	2.84

Unrealized Appreciation on Open Forward Contracts
Currencies	$110,605,414	1,663,757	5.42
Metals	82	130,794	0.43

Total unrealized appreciation on open forward contracts		1,794,551	5.85

Unrealized Depreciation on Open Forward Contracts
Currencies	$78,295,483	(1,057,999)	(3.45)
Metals	60	(86,736)	(0.28)

Total unrealized depreciation on open forward contracts		(1,144,735)	(3.73)

Net unrealized appreciation on open forward contracts		649,816	2.12

Net fair value		$1,521,437	4.96%

*	Due to rounding

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income:
Interest income	$842	$654	$1,843	$3,446

Expenses:
Clearing fees	32,662	35,380	114,865	138,910
Professional fees	20,366	30,523	72,379	73,632

Total expenses	53,028	65,903	187,244	212,542

Net investment income (loss)	(52,186)	(65,249)	(185,401)	(209,096)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed contracts	85,115	2,375,311	941,226	894,975
Change in net unrealized gains (losses) on open contracts	1,182,043	1,405,822	(1,092,637)	1,313,109

Total trading results	1,267,158	3,781,133	(151,411)	2,208,084

Net income (loss)	1,214,972	3,715,884	(336,812)	1,998,988
Subscriptions—Limited Partner	322,474	125,000	2,157,466	3,686,764
Redemptions—Limited Partner	(1,560,804)	(2,833,130)	(4,462,443)	(8,619,900)
Distribution of interest income to feeder fund	(246)	(654)	(1,247)	(3,446)

Net increase (decrease) in Partners’ Capital	(23,604)	1,007,100	(2,643,036)	(2,937,594)
Partners’ Capital, beginning of period	28,081,220	26,802,128	30,700,652	30,746,822

Partners’ Capital, end of period	$28,057,616	$27,809,228	$28,057,616	$27,809,228

Net asset value per unit (13,910.4874 and 15,728.8056 units outstanding at September 30, 2015 and 2014, respectively)	$2,017.01	$1,768.04	$2,017.01	$1,768.04

Net income (loss) per unit*	$84.89	$231.80	$(25.32)	$151.78

Weighted average units outstanding	14,441.4800	16,896.0079	14,640.0030	18,736.8408

*	Represents the change in net asset value per unit during the period before distribution of interest income to feeder fund.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net realized and unrealized gains (losses) allocated from Master	$70.42	$196.81	$(7.61)	$132.55
Net investment loss**	(24.42)	(20.00)	(81.23)	(75.15)

Increase (decrease) for the period	46.00	176.81	(88.84)	57.40
Net asset value per unit, beginning of period	1,541.77	1,291.90	1,676.61	1,411.31

Net asset value per unit, end of period	$1,587.77	$1,468.71	$1,587.77	$1,468.71

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Ratios to average net assets:*
Net investment loss**	(6.2)%	(5.9)%	(6.5)%	(7.9)%

Operating expenses	6.2%	6.0%	6.2%	7.9%
Incentive fees	-%	-%	0.3%	-%

Total expenses	6.2%	6.0%	6.5%	7.9%

Total return:
Total return before incentive fees	3.0%	13.7%	(5.0)%	4.1%
Incentive fees	-%	-%	(0.3)%	-%

Total return after incentive fees	3.0%	13.7%	(5.3)%	4.1%

*	Annualized. (other than incentive fees).
**	Interest income allocated from Master less total expenses

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Master.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net realized and unrealized gains (losses)	$88.57	$235.81	$(12.46)	$163.34
Net investment loss	(3.68)	(4.01)	(12.86)	(11.56)

Increase (decrease) for the period	84.89	231.80	(25.32)	151.78
Distribution of interest income to feeder fund	(0.02)	(0.04)	(0.08)	(0.17)
Net asset value per unit, beginning of period	1,932.14	1,536.28	2,042.41	1,616.43

Net asset value per unit, end of period	$2,017.01	$1,768.04	$2,017.01	$1,768.04

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Ratios to Average Net Assets:*
Net investment income (loss)**	(0.7)%	(1.0)%	(0.8)%	(1.0)%

Operating expenses	0.7%	1.0%	0.8%	1.0%

Total return	4.4%	15.1%	(1.2)%	9.4%

*	Annualized.
**	Interest income less total expenses

4.	Trading Activities:

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2015 and 2014 were 829 and 1,558, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2015 and 2014 were 1,236 and 1,764, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2015 and 2014 were 457 and 336, respectively. The monthly average number of forward contracts traded during the nine months ended September 30, 2015 and 2014 were 481 and 551, respectively. The monthly average notional values of currency forward contracts held during the three months ended September 30, 2015 and 2014 were $304,427,503 and $390,495,929, respectively. The monthly average notional values of currency forward contracts held during the nine months ended September 30, 2015 and 2014 were $337,390,511 and $516,402,165, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2015 and December 31, 2014, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2015	Gross Amounts Recognized			Financial Instruments	Collateral (Received)/Pledged*	Net Amount
Assets:
Futures	$498,978	$(165,839)	$333,139	$-	$-	$333,139
Forwards	1,183,541	(1,087,880)	95,661	-	-	95,661

Total assets	$1,682,519	$(1,253,719)	$428,800	$-	$-	$428,800

Liabilities:
Futures	$(165,839)	$165,839	$-	$-	$-	$-
Forwards	(1,087,880)	1,087,880	-	-	-	-

Total liabilities	$(1,253,719)	$1,253,719	$-	$-	$-	$-

Net fair value						$428,800	*

		Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2014	Gross Amounts Recognized			Financial Instruments	Collateral (Received)/Pledged*	Net Amount
Assets:
Futures	$1,020,950	$(149,329)	$871,621	$-	$-	$871,621
Forwards	1,794,551	(1,144,735)	649,816	-	-	649,816

Total assets	$2,815,501	$(1,294,064)	$1,521,437	$-	$-	$1,521,437

Liabilities:
Futures	$(149,329)	$149,329	$-	$-	$-	$-
Forwards	(1,144,735)	1,144,735	-	-	-	-

Total liabilities	$(1,294,064)	$1,294,064	$-	$-	$-	$-

Net fair value						$1,521,437	*

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2015 and December 31, 2014.

Assets	September 30, 2015
Futures Contracts
Energy	$104,681
Grains	25
Indices	30,983
Interest Rates U.S.	46,226
Interest Rates Non-U.S.	175,553
Livestock	95,193
Metals	21,553
Softs	24,764

Total unrealized appreciation on open futures contracts	$498,978

Liabilities
Futures Contracts
Energy	$(9,096)
Grains	(35,286)
Indices	(72,691)
Interest Rates U.S.	(1,813)
Interest Rates Non-U.S.	(9,790)
Livestock	(9,870)
Metals	(7,118)
Softs	(20,175)

Total unrealized depreciation on open futures contracts	$(165,839)

Net unrealized appreciation on open futures contracts	$333,139	*

Assets
Forward Contracts
Currencies	$958,846
Metals	224,695

Total unrealized appreciation on open forward contracts	$1,183,541

Liabilities
Forward Contracts
Currencies	$(930,118)
Metals	(157,762)

Total unrealized depreciation on open forward contracts	$(1,087,880)

Net unrealized appreciation on open forward contracts	$95,661	**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

	December 31, 2014
Assets
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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30				Nine Months Ended September 30
Sector	2015		2014		2015		2014
Currencies	$600,643		$1,959,885		$1,047,582		$1,299,471
Energy	442,964		317,059		(363,968)		(440,522)
Grains	(245,228)		716,634		(791,925)		657,645
Indices	97,026		85,911		492,119		(485,290)
Interest Rates U.S.	(238,183)		(112,802)		(271,309)		(88,783)
Interest Rates Non-U.S.	105,463		673,007		(187,268)		1,649,480
Livestock	852,577		(11,440)		795,757		135,680
Metals	(24,613)		149,878		(577,024)		(402,375)
Softs	(323,491)		3,001		(295,375)		(117,222)

Total	$1,267,158	***	$3,781,133	***	$(151,411)	***	$2,208,084	***

*** This amount is included in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers or pricing services who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2015 and December 31, 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2015 Total	Level 1	Level 2	Level 3
Assets

Futures	$498,978	$498,978	$-	$-

Forwards	1,183,541	224,695	958,846	-

U.S. Treasury bills	18,120,312	-	18,120,312	-

Total assets	$19,802,831	$723,673	$19,079,158	$-

Liabilities

Futures	$165,839	$165,839	$-	$-

Forwards	1,087,880	157,762	930,118	-

Total liabilities	$1,253,719	$323,601	$930,118	$-

Net fair value	$18,549,112	$400,072	$18,149,040	$-

	December 31, 2014 Total	Level 1	Level 2	Level 3
Assets

Futures	$1,020,950	$1,020,950	$-	$-

Forwards	1,794,551	130,794	1,663,757	-

Total assets	$2,815,501	$1,151,744	$1,663,757	$-

Liabilities

Futures	$149,329	$149,329	$-	$-

Forwards	1,144,735	86,736	1,057,999	-

Total liabilities	$1,294,064	$236,065	$1,057,999	$-

Net fair value	$1,521,437	$915,679	$605,758	$-

Potomac Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, options and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 27.3% to 48.8% of the Partnership’s/Master’s contracts are traded OTC.

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

Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Master’s Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of, or disclosure in the financial statements.

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2015, Partnership capital decreased 9.2% from $30,242,428 to 27,454,316. This decrease was attributable to the net loss of $1,602,945, coupled with the redemptions of 2,008.1430 Redeemable Units totaling $3,342,633, which was partially offset by the subscriptions of 1,261.3340 Redeemable Units totaling $2,157,466. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2015, the Master’s capital decreased 8.6% from $30,700,652 to $28,057,616. This decrease was attributable to the net loss of $336,812, coupled with the redemptions of 2,137.2323 Redeemable Units totaling $4,462,443, which was partially offset by the subscriptions of 1,016.1522 Redeemable Units totaling $2,157,466 and the distribution of interest income to the feeder fund totaling $1,247. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s third quarter of 2015, the net asset value per unit increased 3.0% from $1,541.77 to $1,587.77 as compared to an increase of 13.7% in the third quarter of 2014. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2015 of $1,267,158. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, livestock, and non-U.S. interest rates and were partially offset by losses in grains, metals, softs and U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2014 of $3,781,133. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, metals, softs and non-U.S. interest rates and were partially offset by losses in U.S interest rates and livestock.

The most significant gains were achieved within the metals sector primarily during July from short futures positions in gold and silver as prices declined as a strengthening U.S. dollar decreased the appeal of precious metals. Additional gains were recorded during July from short base metals futures positions as prices moved lower amid concern a slowdown in the Chinese economy would weaken demand. Within the currency sector, gains were achieved during the third quarter from short Canadian, Australian and New Zealand dollar positions versus the U.S. dollar as “commodity currencies” were pressured lower as global commodities prices fell. In the energy complex, gains were achieved during the third quarter from short positions in crude oil and oil related products as prices decreased due to high production in the U.S. and Middle East, which added to a growing global supply glut. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global stock index sector in the middle of July from short positions in European index futures as prices rebounded with positive investor sentiment after Greece and its creditors came to an agreement over economic reform. In the agricultural sector, losses were experienced during July from long soybean and wheat futures positions as prices decreased following reports of strong U.S. crop yields and concern that China’s economic slowdown will reduce demand. Short futures positions in both corn and wheat also produced losses during September as grain prices rose amid a variety of more bullish news. In the global interest rate sector, losses were recorded during the first half of July from short global fixed income futures positions as prices rose as a selloff in Chinese stocks, together with the Greek bailout standoff, boosted demand for the relative safety of government securities.

During the Partnership’s nine months ended September 30, 2015, the net asset value per unit decreased 5.3% from $1,676.61 to $1,587.77 as compared to an increase of 4.1% in the nine months ended September 30, 2014. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2015 of $151,411. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in currencies, indices and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2014 of $2,208,084. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, non-U.S. interest rates and livestock and were partially offset by losses in energy, indices, U.S. interest rates, metals and softs.

The most significant losses were recorded within the agricultural sector during the second half of June from short corn and wheat futures positions as prices spiked due to crop concerns following heavy rainfall in the U.S. Midwest region. Additional losses were recorded during July and September from both long and short corn and wheat futures positions as prices fluctuated amid changes in crop estimates. Within the global interest rate markets, losses were incurred primarily during February, April, May and June from long positions in European and U.S. fixed income futures as prices declined as the probability the U.S. Federal Reserve would raise interest rates increased. Additional losses were incurred in this sector during the first half of July from short global fixed income futures positions as prices rose as a selloff in Chinese stocks, coupled with the Greek bailout standoff, boosted demand for the relative safety of government securities. In the energy complex, losses were primarily during February, April and June as oil prices fluctuated without consistent direction as the market assessed global demand and the value of the U.S. dollar. Within the global stock index sector, losses were recorded primarily during June from long positions in U.S., European and Asian index futures as prices decreased amid investor anxiety over Greece’s debt obligations and China’s slowing economy. Further losses in this sector were experienced during the middle of July from short positions in European index futures as prices rebounded with positive investor sentiment after Greece and its creditors came to an agreement over economic reform. A portion of the Partnership’s losses during the first nine months of the year was offset by gains experienced within the currency sector during January from short Canadian dollar and euro positions versus the U.S. dollar as the values of these two currencies decreased against the U.S. dollar after the Bank of Canada unexpectedly cut interest rates and the European Central Bank announced a larger-than-expected bond buying program. Additional gains were achieved from short euro positions versus the U.S. dollar during March and May. Further gains in currencies were achieved during the third quarter from short Canadian, Australian and New Zealand dollar positions versus the U.S. dollar as “commodity currencies” were pressured lower as global commodities prices fell. Within the metals complex, gains were achieved primarily during July from short futures positions in gold and silver as prices declined as a strengthening U.S. dollar decreased the appeal of precious metals. Additional gains were recorded during July from short base metals futures positions as prices moved lower amid concern a slowdown in the Chinese economy would weaken demand.

Commodity markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility for profit. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial, and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and the Master) expects to increase capital through operations.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on Treasury bills will be retained by the Partnership. Interest income allocated from the Master for the three and nine months ended September 30, 2015 increased by $188 and decreased by $1,603, respectively, as compared to the corresponding period in 2014. The increase in interest income was primarily due to the additional interest income earned on U.S. Treasury bills during the three months ended September 30, 2015 as compared to the corresponding period in 2014, while the decrease in interest income was primarily due to lower U.S. Treasury bill rates during the nine months ended September 30, 2015 as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2015 decreased by $60,131 and $368,300, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to a reduction in the ongoing selling agent fees rate during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2015 increased by $5,809 and decreased by $36,200, respectively as compared to the corresponding periods in 2014. The increase in management fees is due to an increase in the average net assets during the three months ended September 30, 2015 as compared to the corresponding period in 2014. The decrease in management fees is due to a reduction in the management fee rate during the nine months ended September 30, 2015 as compared to the corresponding period in 2014.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net assets on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in month end net asset values. General Partner fees for the three and nine months ended September 30, 2015 were $70,901 and $225,667, respectively. This fee was implemented by the Partnership effective October 1, 2014.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2015 resulted in incentive fees of $0 and $84,431, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2014. To the extent the Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Market movements result in frequent changes in the fair market value of the Master’s open positions and, consequently, in its earnings and cash balances. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open contracts and the liquidity of the markets in which it trades.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended September 30, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of September 30, 2015, the Master’s total capitalization was $28,057,616 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2015 was as follows:

		September 30, 2015
			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$1,785,112	6.36%	$1,996,495	$787,370	$1,310,000
Engery	367,180	1.31%	445,132	113,688	270,312
Grains	70,807	0.25%	181,940	16,039	64,288
Indices	438,511	1.57%	893,819	286,805	395,076
Interest Rates U.S.	235,290	0.84%	299,915	59,792	184,103
Interest Rates Non-U.S.	469,250	1.67%	607,621	123,456	291,637
Livestock	42,075	0.15%	44,880	792	26,345
Metals	245,221	0.88%	995,771	179,115	403,901
Softs	144,396	0.51%	194,547	59,620	121,725

Total	$3,797,842	13.54%

*	Average of month-end Values at Risk.

As of December 31, 2014, the Master’s total capitalization was $30,700,652 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2014 was as follows:

		December 31, 2014
			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$1,444,101	4.71%	$4,065,490	$93,251	$1,997,481
Engery	287,691	0.94%	503,195	49,192	243,528
Grains	50,126	0.16%	779,225	28,958	250,260
Indices	442,230	1.44%	2,195,726	197,902	1,228,701
Interest Rates U.S.	114,006	0.37%	434,440	24,978	201,310
Interest Rates Non-U.S.	1,080,676	3.52%	1,178,306	285,885	806,280
Livestock	9,792	0.03%	67,736	1,980	14,951
Metals	384,064	1.25%	1,237,339	195,027	677,977
Softs	94,765	0.31%	225,280	34,540	97,015

Total	$3,907,451	12.73%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

        On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

        On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint

raises  claims  under  the Massachusetts  Uniform Securities  Act, the  Massachusetts Consumer   Protection Act  and common  law  and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January  22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

        On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item lA.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2015, there were additional subscriptions of 206.7740 Redeemable Units totaling $322,474. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Reedemable Units Purchased *	(b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	295.2390	$ 1,585.43	N/A	N/A
August 1, 2015 - August 31, 2015	312.0980	$ 1,577.86	N/A	N/A
September 1, 2015 - September 30, 2015	322.3970	$ 1,587.77	N/A	N/A
	929.7340	$ 1,583.70

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

3.2(b)	Amendment to the Third Amended and Restated Limited Partnership Agreement, effective October 1, 2014 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.2(a)	Second Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated April 1, 2001 (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

10.2(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2(c)	U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.3(a)	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated July 29, 2010 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.3(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3(c)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.3(c) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.3(d)	Letter amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed on August 14, 2014 and incorporated herein by reference).

10.4	Escrow Agreement among the Partnership, Smith Barney Futures Management Inc., Smith Barney Inc. and European American Bank, dated April 15, 1997 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

(c)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2014, dated June 1, 2014 (filed as Exhibit 10.5(c) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

(d)	Third Amendment to the Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc., dated May 27, 2014 (filed as Exhibit 10.5(d) to the Quarterly Report on Form 10-Q filed on August 12, 2015 and incorporated herein by reference).

10.6	(a) Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York, dated July 25, 2007 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(b) Fifth Amendment to the Escrow Agreement among Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4, 2012 (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.7	Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director

Date:          November 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:          November 12, 2015