Form 10-K
period 2015-12-31
POTOMAC FUTURES FUND LP
filed 2016-03-28
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

 Yes X         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

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

Large accelerated filer     Accelerated filer     Non-accelerated filer X    Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes            No X

Limited Partnership Redeemable Units with an aggregate value of $27,476,555 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2016, 16,662.0958 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1.  Business.

(a) General Development of Business.  Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, forward, option and swap contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading operations on October 1, 1997. The commodity interests that are traded indirectly by the Partnership through its investment in CMF Campbell Master Fund L.P. (the “Master”) are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Beginning April 22, 1997, 200,000 redeemable units of limited partnership interest (“Redeemable Units”) were offered to qualified investors at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between April 22, 1997 (commencement of the offering period) and September 30, 1997, 1,383 Redeemable Units were sold. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner’s contribution of $1,400,000 to the Partnership’s trading account on October 1, 1997 when the Partnership commenced trading. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2015, 2014 and 2013 are reported in the Statements of Changes in Partners’ Capital on page 36 under “Item 8. Financial Statements and Supplementary Data.”

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

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The Master permits accounts managed by the Advisor using the Campbell Managed Futures Portfolio Program (formerly, Financial, Metal & Energy Large Portfolio Program), a proprietary, systematic trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 15 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the general partner of the Master. During the years ended December 31, 2015 and 2014, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

For the period January 1, 2015 through December 31, 2015, the approximate average market sector allocation for the Partnership was as follows:

Potomac

As of December 31, 2015 and 2014, the Partnership owned approximately 100.0% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Master engaged in such trading through commodity brokerage accounts maintained with MS&Co. a registered futures commission merchant. During a prior period included in this report, CGM also served as a commodity broker.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions and losses, if any

The Partnership will be liquidated upon the first of the following to occur: December 31, 2017; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership, as amended or restated from time to time (the “Limited Partnership Agreement”).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

The General Partner administers the business and affairs of the Partnership. Effective October 1, 2014, the Partnership pays the General Partner a monthly General Partner fee (formerly, the administrative fee) in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating the General Partner fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The advisor is not affiliated with the General Partner or MS&Co./CGM. The Advisor is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership pays a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to the Advisor as of the end of each month. Prior to June 1, 2014, the Partnership paid a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership during each calendar quarter. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014 the monthly ongoing selling agent fee was paid at a rate equal to 5.5% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 3% per year of month-end Net Assets. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to 2% per year of month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

Generally, the limited partner in the Master withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner in the Master elects to redeem and informs the Master. However, a limited partner in the Master may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment: speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2015 was $26,761,029.

(c) Narrative Description of Business.

See Paragraphs (a) and (b) above.

(i) through (xii)— Not applicable.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including clearing, ongoing selling agent, General Partner and management fees.

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

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account with respect to Class A Redeemable Units.

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affilliated and/or unaffiliated with the General Partner.

Investing in Redeemable Units might not provide the desired diversification of an investor’s overall portfolio.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. commodity exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most commodity exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not have a materially adverse effect on trading for the Partnership. The trading instructions of the Advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could require the Advisor to alter the trading strategies it employs on behalf of the Partnership.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV (defined below), which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company.

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

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

(b) Holders. The number of holders of Redeemable Units as of February 29, 2016 was 362.

(c) Dividends. The Partnership did not declare any distributions in 2015 or 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2015, there were additional subscriptions of 1,277.0790 Redeemable Units totaling $2,182,466. For the year ended December 31, 2014, there were additional subscriptions of 2,757.6500 Redeemable Units totaling $3,736,764. For the year ended December 31, 2013, there were additional subscriptions of 7,217.7550 Redeemable Units totaling $10,199,904.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Reedemable Units Purchased *	(b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	81.6000	$ 1,561.40	N/A	N/A
November 1, 2015 - November 30, 2015	80.8460	$ 1,636.79	N/A	N/A
December 1, 2015 - December 31, 2015	110.2900	$ 1,571.03	N/A	N/A
	272.7360	$ 1,587.64

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

Item 6. Selected Financial Data.

Total trading results allocated from Master, interest income allocated from Master, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and the net asset value per Redeemable Unit and total assets at December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results allocated from Master	$(24,523)	$6,464,660	$4,919,188	$2,996,774	$174,442
Interest income allocated from Master	2,081	4,188	8,604	17,225	10,345
Total expenses	(1,865,782)	(2,042,094)	(2,826,807)	(3,110,895)	(3,530,324)

Net income (loss)	$(1,888,224)	$4,426,754	$2,100,985	$(96,896)	$(3,345,537)

Increase (decrease) in net asset value per
Redeemable Unit	$(105.58)	$265.30	$98.58	$(17.31)	$(117.37)

Net asset value per Redeemable Unit	$1,571.03	$1,676.61	$1,411.31	$1,312.73	$1,330.04

Total assets	$27,155,807	$30,832,872	$30,800,308	$30,575,456	$40,398,807

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

The General Partner manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner engages a team of approximately 30 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation from time to time, in connection with the operation of the Partnership/Master.

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

(a)  Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

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

From January 1, 2015 through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 13.7%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 54.6% of the Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the counterparties or brokers with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master remain subject to such risks with respect to MS&Co.

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

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures, forward, option and swap trading, the General Partner knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may cause the Partnership to cease trading operations under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b) Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent, General Partner and advisory fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which neither the Partnership nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from the Master. For the year ended December 31, 2015, 2,280.8790 Redeemable Units were redeemed totaling $3,775,641. For the year ended December 31, 2014, 5,976.8650 Redeemable Units were redeemed totaling $7,924,302 and 72.9140 General Partner Redeemable Units were redeemed totaling $99,993. For the year ended December 31, 2013, 8,050.3990 Redeemable Units were redeemed totaling $11,291,242.

For the year ended December 31, 2015, there were additional subscriptions of 1,277.0790 Redeemable Units totaling $2,182,466. For the year ended December 31, 2014, there were additional subscriptions of 2,757.6500 Redeemable Units totaling $3,736,764. For the year ended December 31, 2013, there were additional subscriptions of 7,217.7550 Redeemable Units totaling $10,199,904

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

(c) Results of Operations.

For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased 6.3% from $1,676.61 to $1,571.03. For the year ended December 31, 2014, the net asset value per unit increased 18.8% from $1,411.31 to $1,676.61. For the year ended December 31, 2013, the net asset value per unit increased 7.5% from $1,312.73 to $1,411.31

The Partnership, through its investment in the Master, experienced a net trading loss of $24,523 before fees and expenses for the year ended December 31, 2015. Losses were primarily attributable to the Master’s trading of commodity futures in grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in currencies, energy, indices and livestock. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 31 under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were recorded within the global interest rate markets during February, April, May, and June from long positions in European and U.S. fixed income futures as prices declined due to an increase in probability the U.S. Federal Reserve (the “Fed”) would raise interest rates. During December losses were experienced in this sector from long European bond futures positions as prices reversed sharply lower after the European Central Bank (the “ECB”) announced new stimulus measures that fell short of market expectations. Within the agricultural sector, losses were incurred during the second half of June from short corn and wheat futures positions as prices spiked due to crop concerns following heavy rainfall in the U.S. Midwest region. Additional losses were recorded during July, September, and October from both long and short soybean, corn, and wheat futures positions as prices whipsawed amid varying reports concerning crop conditions, exports, and planted acreage. Additional losses were incurred in this sector during December from short coffee futures positions as prices increased amid dryness concerns as rainfall remained below normal in Brazil’s coffee growing regions. Within the global stock index sector, losses were recorded primarily during June and December from long positions in U.S., European, and Asian index futures as prices decreased amid investor anxiety over Greece’s debt obligations and China’s slowing economy. Further losses in this sector were experienced during the middle of July from short positions in European index futures as prices rebounded with positive investor sentiment after Greece and its creditors came to an agreement over economic reform. The Partnership’s losses for the year were partially offset by gains experienced within the energy complex during January, March, and throughout the second half of the year from short positions in crude oil and oil related products as prices fell due to high production in the U.S. and Middle East, which added to a growing global supply glut. Within the currency sector, gains were achieved during January from short Canadian dollar and euro positions versus the U.S. dollar as the values of these two currencies decreased against the U.S. dollar after the Bank of Canada unexpectedly cut interest rates and the ECB announced a larger-than-expected bond buying program. Additional gains were achieved from short euro positions versus the U.S. dollar during March and May as its value decreased due to the ECB’s accommodative monetary policy. Further gains in currencies were achieved during the third quarter from short Canadian, Australian, and New Zealand dollar positions versus the U.S. dollar as “commodity currencies” were pressured lower as global commodities prices fell. During November, gains in this sector were experienced from short positions in the euro versus the U.S. dollar as the relative value of the euro decreased after the Fed’s October minutes pointed to an increased likelihood of a rate hike during December, while in the Eurozone, consensus pointed to additional stimulus. Within the metals complex, gains were achieved primarily during July from short futures positions in gold and silver as prices declined as a strengthening U.S. dollar decreased the appeal of precious metals. Additional gains were recorded during July from short base metals futures positions as prices moved lower amid concern a slowdown in the Chinese economy would weaken demand. During November, further gains were experienced from short positions in copper futures as prices declined as weak economic data from China continued to dampen demand prospects within an already oversupplied market.

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

During the reporting period and prior periods included in this report, interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by MS&Co., based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the 4 week U.S. Treasury bill discount rate. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income allocated from the Master for the three and twelve months ended December 31, 2015 decreased by $504 and $2,107, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2015 as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor MS&Co. had control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2015 decreased by $10,180 and $378,480, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to a decrease in average net assets and a reduction in the ongoing selling agent fee rate during the three and twelve months ended December 31, 2015 as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2015 decreased by $7,661 and $43,861, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to a decrease in average net assets and a reduction in the management fee rate during the three and twelve months ended December 31, 2015 as compared to the corresponding periods in 2014.

Fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, selecting, appointing and terminating the Partnership’s Advisor and monitoring the activities of the Advisor. General Partner fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended December 31, 2015 decreased by $5,108 as compared to the corresponding period in 2014, primarily due to a decrease in average net assets during the three months ended December 31, 2015 as compared to the corresponding period in 2014. General Partner fees for the twelve months ended December 31, 2015 increased by $220,559 as compared to the corresponding period in 2014, primarily due to the General Partner fees being implemented by the Partnership effective October 1, 2014.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and twelve months ended December 31, 2015 resulted in incentive fees of $0 and $84,431, respectively. There were no incentive fees earned for the three and twelve months ended December 31, 2014. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include fees such as legal and accounting expenses related to the offering, certain offering costs and filing, reporting and data processing fees. Professional fees for the years ended December 31, 2015 and 2014 were $219,601 and $228,400, respectively.

The Partnership, through its investment in the Master, experienced a net trading gain of $4,919,188 before fees and expenses for the year ended December 31, 2013. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, metals and softs and were partially offset by losses in energy, U.S. and non-U.S. interest rates and livestock.

The most significant gains were achieved within the global stock index markets from long futures positions during a majority of the year as prices were supported by an aggressive Japanese economic stimulus package, a stabilizing Eurozone credit market, and continued growth in the U.S. economy. Within the metals complex, gains were experienced during February, April, and June from short positions in precious metal futures as prices declined sharply due to several factors including low or falling inflation readings, outflows from related Exchange Traded Products, and decreasing demand as a store of value. Additional gains were recorded from short positions in copper futures primarily in April and June as prices declined amid concern that demand from China may slow. In the currency markets, gains were recorded throughout the first two quarters, as well as during November and December from short positions in a weakening Japanese yen as Japan’s government pledged to aggressively tackle deflation, putting pressure on the value of its currency. Within the grains complex, gains were achieved during October and November from short positions in corn futures as prices declined after government reports indicated U.S. farmers were projected to produce record harvest totals. Additional gains were experienced in December from short wheat futures positions as prices decreased after global inventories rose and U.S. exports fell. Within the soft commodities, gains were achieved primarily in October from positions in short coffee futures as prices dropped on speculation that wet weather will boost the crop outlook in Brazil, the world’s top grower. A portion of the Partnership’s gains during the year was offset by losses incurred within the global interest rate sector primarily during January and May from long positions in European and U.S. fixed income futures as prices declined amid positive economic data and speculation central banks across Europe and the U.S. may curtail their asset purchase programs. Additional losses were experienced in December from long futures positions as prices declined following the U.S. Federal Reserve announcement that it will reduce monthly bond purchases, putting policy makers on a path to wind-down stimulus measures as the U.S. economy accelerates. Losses were also incurred within the energy complex primarily in February, June, and September. In February, lower prices due to sluggish global demand, a stronger U.S. dollar, and an increased production of crude oil in the United States resulted in losses for the Partnership’s long positions. During June, losses were incurred from short positions in gas oil and Brent crude oil as prices rose during the first half of the month from concern that escalating Mideast tensions will disrupt supplies. In September, further losses were recorded from long positions in crude oil and its distillate products as a calming of tensions between the U.S. and Syria caused a sell-off in energy prices.

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

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time. The Advisor’s trading program is described in the “Overview” section of this Item 7.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Master’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership/Master, and in the markets where the Partnership/Master participate. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per Redeemable Unit as calculated by the Master. The financial statements of the Master, including its condensed schedules of investments, are included elsewhere in the report and should be read in conjunction with the Partnership’s financial statements.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results on investments in the Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Introduction

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main lines of business.

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

In the case of market sensitive instruments which are not exchange-traded the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value of Risk associated with the Master’s open positions by market category as of December 31, 2015 and 2014, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2015, the Master’s total capitalization was $27,017,432 and the Partnership owned approximately 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2015 was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,028,757	7.51%	$2,577,777	$116,008	$1,424,412
Energy	577,770	2.14%	577,770	72,916	315,353
Grains	389,400	1.44%	468,941	16,039	220,586
Indices	559,866	2.07%	2,023,023	286,805	855,047
Interest Rates U.S.	235,430	0.87%	299,915	22,951	141,842
Interest Rates Non-U.S.	313,858	1.16%	1,209,200	111,528	479,816
Livestock	40,673	0.15%	71,060	792	21,320
Metals	735,140	2.72%	1,111,657	145,293	528,792
Softs	90,040	0.34%	245,630	44,128	127,235

Total	$4,970,934	18.40%

*	Annual average of month-end Values at Risk.

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

The following were the primary trading risk exposures of the Master as of December 31, 2015, by market sector.

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

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2015, the Master’s primary exposures were in the Eurex Indices and Chicago Mercantile Exchange (CME) indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

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

The following were the only non-trading risk exposures of the Master as of December 31, 2015.

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

Item 8. Financial Statements and Supplementary Data.

Potomac Futures Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2015, 2014, and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014, and 2013; Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014, and 2013; and Notes to Financial Statements.

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

The management of Potomac Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Potomac Futures Fund L.P.	Potomac Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Potomac Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Potomac Futures Fund L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Potomac Futures Fund L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 24, 2016

Potomac Futures Fund L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014

Assets:
Investment in Master, at fair value (Note 1)	$27,018,218	$30,700,788
Cash (Note 3c)	137,589	132,084

Total assets	$27,155,807	$30,832,872

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$45,260	$51,388
Management fees (Note 3b)	33,738	38,353
General Partner fees (Note 3a)	22,492	25,569
Professional fees	120,019	99,221
Redemptions payable to Limited Partners (Note 6)	173,269	375,913

Total liabilities	394,778	590,444

Partners’ Capital: (Notes 1 and 6)
General Partner, 192.5786 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	302,546	322,878
Limited Partners, 16,841.5078 and 17,845.3078 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	26,458,483	29,919,550

Total partners’ capital	26,761,029	30,242,428

Total liabilities and partners’ capital	$27,155,807	$30,832,872

Net asset value per Redeemable Unit	$1,571.03	$1,676.61

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income allocated from Master (Note 3c)	$2,081	$4,188	$8,604

Expenses:
Expenses allocated from Master	234,518	284,680	285,386
Ongoing selling agent fees (Note 3c)	591,556	970,036	1,701,230
Management fees (Note 3b)	441,407	485,268	613,859
General Partner fees (Note 3a)	294,269	73,710	-
Incentive fees (Note 3b)	84,431	-	-
Professional fees	219,601	228,400	226,332

Total expenses	1,865,782	2,042,094	2,826,807

Net investment loss	(1,863,701)	(2,037,906)	(2,818,203)

Trading Results:
Net gains (losses) on investment in Master:
Net realized gains (losses) on closed contracts allocated from Master	1,839,783	5,907,663	4,756,101
Net change in unrealized gains (losses) on open contracts allocated from Master	(1,864,306)	556,997	163,087

Total trading results allocated from Master	(24,523)	6,464,660	4,919,188

Net income (loss)	$(1,888,224)	$4,426,754	$2,100,985

Net income (loss) per Redeemable Unit (Note 7)*	$(105.58)	$265.30	$98.58

Weighted average Redeemable Units outstanding	17,729.3828	20,587.9346	21,688.7167

*   Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2015, 2014 and 2013

	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2012	$28,745,038	$348,520	$29,093,558
Net income (loss)	2,074,813	26,172	2,100,985
Subscriptions of 7,217.7550 Redeemable Units	10,199,904	-	10,199,904
Redemptions of 8,050.3990 Redeemable Units	(11,291,242)	-	(11,291,242)

Partners’ Capital, December 31, 2013	29,728,513	374,692	30,103,205
Net income (loss)	4,378,575	48,179	4,426,754
Subscriptions of 2,757.6500 Redeemable Units	3,736,764	-	3,736,764
Redemptions of 5,976.8650 Redeemable Units and 72.9140 General Partner Redeemable Units	(7,924,302)	(99,993)	(8,024,295)

Partners’ Capital, December 31, 2014	29,919,550	322,878	30,242,428
Net income (loss)	(1,867,892)	(20,332)	(1,888,224)
Subscriptions of 1,277.0790 Redeemable Units	2,182,466	-	2,182,466
Redemptions of 2,280.8790 Redeemable Units	(3,775,641)	-	(3,775,641)

Partners’ Capital, December 31, 2015	$26,458,483	$302,546	$26,761,029

Net asset value per Redeemable Unit:

2013:	$1,411.31

2014:	$1,676.61

2015:	$1,571.03

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

1.	Partnership Organization:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, forward, option and swap contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Campbell Master Fund L.P. (the “Master”) are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership was authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc, the sole owner as which is Citigroup Inc. All trading decisions for the Partnership are made by the Advisor (defined below).

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

During the years ended December 31, 2015 and 2014, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”), a registered futures commission merchant, also served as a commodity broker. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

Potomac Futures Fund L.P.

Notes to Financial Statements

Generally, a limited partner in the Master withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner in the Master elects to redeem and informs the Master. However, a limited partner in the Master may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

As of December 31, 2015 and 2014, the Partnership owned approximately 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc. a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

c.

Partnership’s Investment. The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per Redeemable Unit as calculated by the Master. The financial statements of the Master, including its condensed schedules of investments, are included elsewhere in the report and should be read in conjunction with the Partnership’s financial statements.

Master’s Investments.  All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interest are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements” in the attached Master’s financial statements) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined by using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses.

d.

Income Taxes.    Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.

Investment Company Status.     Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

f.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

Potomac Futures Fund L.P.

Notes to Financial Statements

g.

Recent Accounting Pronouncement.  In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

h.

Reclassification. Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported separately in the Statements of Income and Expenses as ongoing selling agent fees were previously presented as brokerage fees. In the financial highlights, clearing fees which were previously included in net realized and unrealized gains (losses per Redeemable Unit and excluded from expenses per Redeemable Unit are now excluded from net realized unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

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

The General Partner administers the business and affairs of the Partnership. Effective October 1, 2014, the Partnership pays the General Partner a monthly General Partner fee (formerly, the administrative fee) in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating the General Partner fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Management Agreement provides that the Advisor has discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership will pay a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to the Advisor as of the end of each month. Prior to June 1, 2014, the Partnership paid a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

The Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the new trading profits, as defined in the Management Agreement, earned by the Advisor for the Partnership during each calendar quarter. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Potomac Futures Fund L.P.

Notes to Financial Statements

c.	Customer Agreement/Selling Agent Agreement:

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

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014 the monthly ongoing selling agent fee was paid at a rate equal to 5.5% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 3% per year of month-end Net Assets. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to 2% per year of month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

Potomac Futures Fund L.P.

Notes to Financial Statements

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

During the second quarter of 2013, the Master entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. The Master commenced foreign exchange trading on or about May 1, 2013 and futures trading through an account at MS&Co. on or about June 10, 2013.

The MS&Co. Customer Agreement with the Partnership and the Master gives, and the CGM Customer Agreement with the Partnership and the Customer Agreement between CGM and the Master each gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and on open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts in the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Brokerage fees were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s percent ownership of the Master. Professional fees and other expenses are borne by the Master and allocated to the Partnership, and also directly charged at the Partnership level. All other fees are charged at the Partnership level.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities”, on the attached Master’s financial statements.

5.	Fair Value Measurements:

See Notes 2 and 5 of the Master’s financial statements for the determination of the fair value of the Master’s investments and related disclosures, including the fair value hierarchy, pursuant to ASC 820, “Fair Value Measurement”.

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Potomac Futures Fund L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013

Net realized and unrealized gains (losses) allocated from Master	$(0.43)	$363.02	$228.53
Net investment loss*	(105.15)	(97.72)	(129.95)

Increase (decrease) for the year	(105.58)	265.30	98.58
Net asset value per unit, beginning of year	1,676.61	1,411.31	1,312.73

Net asset value per unit, end of year	$1,571.03	$1,676.61	$1,411.31

Ratios to average net assets:
Net investment loss*	(6.4)%	(7.3)%	(9.5)%

Operating expenses	6.1%	7.3%	9.5%
Incentive fees	0.3%	-%	-%

Total expenses	6.4%	7.3%	9.5%

Total return:
Total return before incentive fees	(6.0)%	18.8%	7.5%
Incentive fees	(0.3)%	-%	-%

Total return after incentive fees	(6.3)%	18.8%	7.5%

* Interest income allocated from Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses’ allocated from the Master.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 54.6% of the Master’s contracts are traded OTC.

Potomac Futures Fund L.P.

Notes to Financial Statements

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

See Note 8, “Financial Instrument Risks,” of the attached Master’s financial statements for risks relating to financial instruments and derivatives that are traded by the Master.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period, as MS&Co. and/or CGM or their affiliates were the counterparties or brokers with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results allocated from Master	$126,888	$1,267,158	$(4,462,531)	$3,043,962
Interest income allocated from Master	238	842	460	541
Total expenses	(412,405)	(437,205)	(462,719)	(553,453)

Net income (loss)	$(285,279)	$830,795	$(4,924,790)	$2,491,050

Net income (loss) per Redeemable Unit	$(16.74)	$46.00	$(273.33)	$138.49

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results allocated from Master	$4,256,576	$3,781,133	$1,520,101	$(3,093,150)
Interest income allocated from Master	742	654	896	1,896
Total expenses	(417,682)	(390,043)	(464,436)	(769,933)

Net income (loss)	$3,839,636	$3,391,744	$1,056,561	$(3,861,187)

Net income (loss) per Redeemable Unit	$207.90	$176.81	$49.97	$(169.38)

To the Limited Partners of

CMF Campbell Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC General Partner,
CMF Campbell Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036 (855) 672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of CMF Campbell Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Campbell Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

CMF Campbell Master Fund L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $18,249,423 and $0 at December 31, 2015 and 2014, respectively)	$18,248,802	$-
Cash (Note 3c)	4,153,914	25,309,115
Cash margin (Note 3c)	4,970,934	3,907,451
Net unrealized appreciation on open futures contracts	-	871,621
Net unrealized appreciation on open forward contracts	-	649,816

Total assets	$27,373,650	$30,738,003

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$271,180	$-
Net unrealized depreciation on open forward contracts	71,689	-
Accrued expenses:
Clearing fees due to MS&Co. (Note 3c)	-	2,220
Professional fees	13,349	35,131

Total liabilities	356,218	37,351

Partners’ Capital:
General Partner, 0.0000 Redeemable Units at December 31, 2015 and 2014	-	-
Limited Partner, 13,359.1854 and 15,031.5695 Redeemable Units at December 31, 2015 and 2014, respectively	27,017,432	30,700,652

Total liabilities and partners’ capital	$27,373,650	$30,738,003

Net asset value per Redeemable Unit	$2,022.39	$2,042.41

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	9	$2,402	0.01%
Indices	83	(27,153)	(0.10)
Interest Rates Non-U.S.	317	(3,835)	(0.01)
Softs	44	2,001	0.01

Total futures contracts purchased		(26,585)	(0.09)

Futures Contracts Sold
Energy	164	(291,838)	(1.08)
Grains	283	115,368	0.42
Indices	97	(1,764)	(0.01)
Interest Rates U.S.	156	(1,318)	(0.00) *
Interest Rates Non-U.S.	156	2,108	0.01
Livestock	25	(52,458)	(0.19)
Metals	69	22,713	0.08
Softs	12	(37,406)	(0.14)

Total futures contracts sold		(244,595)	(0.91)

Net unrealized depreciation on open futures contracts		$(271,180)	(1.00)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$94,443,179	$1,519,936	5.63%
Metals	42	31,777	0.12

Total unrealized appreciation on open forward contracts		1,551,713	5.75

Unrealized Depreciation on Open Forward Contracts
Currencies	$86,905,702	(1,456,297)	(5.39)
Metals	159	(167,105)	(0.62)

Total unrealized depreciation on open forward contracts		(1,623,402)	(6.01)

Net unrealized depreciation on open forward contracts		$(71,689)	(0.26)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$18,250,000	1/21/2016	U.S. Treasury bills, 0.0125% (Amortized cost of $18,249,423)	$18,248,802	67.54%

Net fair value			$17,905,933	66.28%

*	Due to rounding

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

December 31, 2014

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1	$(3,125)	(0.01)%
Grains	28	(49,997)	(0.16)
Indices	110	2,926	0.01
Interest Rates U.S.	94	64,630	0.21
Interest Rates Non-U.S.	904	657,848	2.14
Livestock	10	(8,130)	(0.03)
Metals	2	(3,187)	(0.01)
Softs	2	(1,845)	(0.00) *

Total futures contracts purchased		659,120	2.15

Futures Contracts Sold
Energy	68	152,712	0.49
Grains	43	14,237	0.05
Indices	6	(1,588)	(0.00) *
Interest Rates U.S.	73	11,813	0.03
Interest Rates Non-U.S.	42	(7,538)	(0.02)
Metals	15	14,305	0.05
Softs	69	28,560	0.09

Total futures contracts sold		212,501	0.69

Net unrealized appreciation on open futures contracts		$871,621	2.84%

Unrealized Appreciation on Open Forward Contracts
Currencies	$110,605,414	$1,663,757	5.42%
Metals	82	130,794	0.43

Total unrealized appreciation on open forward contracts		1,794,551	5.85

Unrealized Depreciation on Open Forward Contracts
Currencies	$78,295,483	(1,057,999)	(3.45)
Metals	60	(86,736)	(0.28)

Total unrealized depreciation on open forward contracts		(1,144,735)	(3.73)

Net unrealized appreciation on open forward contracts		$649,816	2.12%

Net fair value		$1,521,437	4.96%

*	Due to rounding

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income	$2,081	$4,188	$8,604

Expenses:
Clearing fees (Note 3c)	149,032	171,678	213,274
Professional fees	85,486	113,002	72,112

Total expenses	234,518	284,680	285,386

Net investment income (loss)	(232,437)	(280,492)	(276,782)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,839,783	5,907,663	4,756,101
Net change in unrealized gains (losses) on open contracts	(1,864,306)	556,997	163,087

Total trading results	(24,523)	6,464,660	4,919,188

Net income (loss)	$(256,960)	$6,184,168	$4,642,406

Net income (loss) per Redeemable Unit (Note 7)*	$(19.85)	$426.20	$232.45

Weighted average Redeemable Units outstanding	14,397.6793	17,931.2286	20,599.3937

*	Represents the change in net asset value per Redeemable Unit before distribution of interest income to feeder fund.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2015, 2014 and 2013

Partners’ Capital

Partners’ Capital, December 31, 2012	$30,471,788
Net income (loss)	4,642,406
Subscriptions of 6,528.0819 Redeemable Units	10,199,904
Redemptions of 9,517.3399 Redeemable Units	(14,558,672)
Distribution of interest income to feeder funds	(8,604)

Partners’ Capital, December 31, 2013	30,746,822
Net income (loss)	6,184,168
Subscriptions of 2,382.9802 Redeemable Units	3,736,764
Redemptions of 6,372.8114 Redeemable Units	(9,962,914)
Distribution of interest income to feeder funds	(4,188)

Partners’ Capital, December 31, 2014	30,700,652
Net income (loss)	(256,960)
Subscriptions of 1,028.5468 Redeemable Units	2,182,466
Redemptions of 2,700.9309 Redeemable Units	(5,606,309)
Distribution of interest income to feeder funds	(2,417)

Partners’ Capital, December 31, 2015	$27,017,432

Net asset value per Redeemable Unit:

2013:	$1,616.43

2014:	$2,042.41

2015:	$2,022.39

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

1.	Partnership Organization:

CMF Campbell Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures, forward, option and swap contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The sectors traded include currencies, energy, grains, indices, metals, livestock, softs and U.S. and non-U.S. interest rates. The General Partner (defined below) may also determine to invest up to all of the Master’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Master may sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”). The Redeemable Units of the Master are used solely for accounting purposes and do not represent Redeemable Units issued legally.

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

On January 1, 2005 (commencement of trading operations), Potomac Futures Fund L.P., (“Potomac”), Diversified Multi-Advisor Futures Fund L.P. (“Diversified”), Diversified Multi-Advisor Futures Fund L.P. II (“Diversified II”), Global Diversified Futures Fund L.P. (“Global Diversified”) and Diversified 2000 Futures Fund L.P. (“Diversified 2000”) each allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Redeemable Units with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992, Diversified purchased 19,621.1422 Redeemable Units with cash equal to $19,428,630 and a contribution of open commodity futures and forward contracts with a fair value of $192,512, Diversified II purchased 18,800.3931 Redeemable Units with cash equal to $18,587,905 and a contribution of open commodity futures and forward contracts with a fair value of $212,488, Global Diversified purchased 17,534.8936 Redeemable Units with cash equal to $17,341,826 and a contribution of open commodity futures and forward contracts with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Redeemable Units with cash equal to $50,768,573 and a contribution of open commodity futures and forward contracts with a fair value of $587,618. On May 31, 2009, Diversified redeemed its entire investment of 3.5% in the Master, which amounted to 2,972.0800 Redeemable Units totaling $3,229,089. On May 31, 2009, Diversified II redeemed its entire investment of 5.1% in the Master, which amounted to 4,363.4027 Redeemable Units totaling $4,740,726. On February 28, 2010, Diversified 2000 redeemed its entire investment of 8.1% in the Master, which amounted to 4,290.2513 Redeemable Units totaling $4,508,811. On November 30, 2010, Global Diversified redeemed its entire investment of 8.9% in the Master, which amounted to 2,878.0665 Redeemable Units totaling $3,548,386. The Master permits commodity pools managed by Campbell and Company Inc. (the “Advisor”), using the Campbell Managed Futures Portfolio (formerly, Financial, Metal & Energy Large Portfolio), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

During the years ended December 31, 2015 and 2014, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

The Master operates under a “master/feeder” structure where its sole investor is Potomac as of December 31, 2015 and 2014.

The Master will be liquidated upon the first to occur of the following: December 31, 2024 or under certain other circumstances as defined in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc. a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Master.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

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

c.

Master’s Investments.    All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurement”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses.

Master’s Cash.      The Master’s cash includes cash denominated in foreign currencies of ($302,271) and $228,228 as of December 31, 2015 and 2014, respectively. The cost of foreign currencies was ($302,962) as of December 31, 2015 and based on the General Partner’s assessment, the cost of foreign currencies was not materially different from the fair value as of December 31, 2014.

d.

Income and Expenses Recognition.      All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated to Potomac at the time of such determination.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

e.

Income Taxes.    Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The General Partner concluded that no provision for income tax is required in the Master’s financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

f.

Investment Company Status.      Effective January 1, 2014, the Master adopted Accounting Standards Update (“ASU”) 2013-08. “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception. Accordingly, the Master follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

g.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

h.

Fair Value of Financial Instruments.  The carrying value of the Master’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

i.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, clearing fees which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

j.

Recent Accounting Pronouncement.   In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Master’s financial statements and related disclosures.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

k.

Subsequent Events.      The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees,” and together with the CGM clearing fees, the “clearing fees”) are borne by the Master and allocated to Potomac. All other fees are borne by Potomac. All of the Master’s assets are deposited in the Master’s account at MS&Co. The Master’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2015 and 2014, the amount of cash held by the Master for margin requirements was $4,970,934 and $3,907,451, respectively. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The MS&Co. Customer Agreement with the Master gives, and the CGM Customer Agreement with the Master gave, the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2015 and 2014 were 1,254 and 1,676 respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2015 and 2014 were 455 and 507, respectively. The monthly average notional values of currency forward contracts held during the years ended December 31, 2015 and 2014 were $329,845,015 and $476,618,076, respectively.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2015 and 2014, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets:
Futures	$325,660	$(325,660)	$-	$-	$-	$-
Forwards	1,551,713	(1,551,713)	-	-	-	-

Total assets	$1,877,373	$(1,877,373)	$-	$-	$-	$-

Liabilities:
Futures	$(596,840)	$325,660	$(271,180)	$-	$-	$(271,180)
Forwards	(1,623,402)	1,551,713	(71,689)	-	-	(71,689)

Total liabilities	$(2,220,242)	$1,877,373	$(342,869)	$-	$-	$(342,869)

Net fair value						$(342,869)	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2014	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets:
Futures	$1,020,950	$(149,329)	$871,621	$-	$-	$871,621
Forwards	1,794,551	(1,144,735)	649,816	-	-	649,816

Total assets	$2,815,501	$(1,294,064)	$1,521,437	$-	$-	$1,521,437

Liabilities:
Futures	$(149,329)	$149,329	$-	$-	$-	$-
Forwards	(1,144,735)	1,144,735	-	-	-	-

Total liabilities	$(1,294,064)	$1,294,064	$-	$-	$-	$-

Net fair value						$1,521,437	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2015 and 2014.

Assets	December 31, 2015
Futures Contracts
Energy	$58,972
Grains	117,568
Indices	28,068
Interest Rates U.S.	15,680
Interest Rates Non-U.S.	67,737
Livestock	50
Metals	31,773
Softs	5,812

Total unrealized appreciation on open futures contracts	325,660

Liabilities
Futures Contracts
Energy	(348,408)
Grains	(2,200)
Indices	(56,985)
Interest Rates U.S.	(16,998)
Interest Rates Non-U.S.	(69,464)
Livestock	(52,508)
Metals	(9,060)
Softs	(41,217)

Total unrealized depreciation on open futures contracts	(596,840)

Net unrealized depreciation on open futures contracts	$(271,180)	*

Assets
Forward Contracts
Currencies	$1,519,936
Metals	31,777

Total unrealized appreciation on open forward contracts	1,551,713

Liabilities
Forward Contracts
Currencies	(1,456,297)
Metals	(167,105)

Total unrealized depreciation on open forward contracts	(1,623,402)

Net unrealized depreciation on open forward contracts	$(71,689)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

Assets	December 31, 2014
Futures Contracts
Energy	$153,320
Grains	15,187
Indices	59,941
Interest Rates U.S.	86,643
Interest Rates Non-U.S.	660,385
Livestock	1,690
Metals	14,305
Softs	29,479

Total unrealized appreciation on open futures contracts	1,020,950

Liabilities
Futures Contracts
Energy	(3,733)
Grains	(50,947)
Indices	(58,603)
Interest Rates U.S.	(10,200)
Interest Rates Non-U.S.	(10,075)
Livestock	(9,820)
Metals	(3,187)
Softs	(2,764)

Total unrealized depreciation on open futures contracts	(149,329)

Net unrealized appreciation on open futures contracts	$871,621	*

Assets
Forward Contracts
Currencies	$1,663,757
Metals	130,794

Total unrealized appreciation on open forward contracts	1,794,551

Liabilities
Forward Contracts
Currencies	(1,057,999)
Metals	(86,736)

Total unrealized depreciation on open forward contracts	(1,144,735)

Net unrealized appreciation on open forward contracts	$649,816	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2015, 2014 and 2013.

Sector	2015		2014		2013
Currencies	$913,756		$2,528,666		$749,150
Energy	991,586		1,382,904		(379,739)
Grains	(667,075)		21,269		600,097
Indices	342,751		(1,068,831)		4,276,284
Interest Rates U.S.	(530,628)		392,005		(431,293)
Interest Rates Non-U.S.	(616,519)		3,776,911		(1,041,324)
Livestock	721,872		86,600		(26,740)
Metals	(604,626)		(458,465)		1,103,680
Softs	(575,640)		(196,399)		69,073

Total	$(24,523)	***	$6,464,660	***	$4,919,188	***

  ***  This amount is in “Total trading results” in the Statements of Income and Expenses.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
Futures	$325,660	$325,660	$-	$-
Forwards	1,551,713	31,777	1,519,936	-
U.S. Treasury bills	18,248,802	-	18,248,802	-

Total assets	$20,126,175	$357,437	$19,768,738	$-

Liabilities
Futures	$596,840	$596,840	$-	$-
Forwards	1,623,402	167,105	1,456,297	-

Total liabilities	$2,220,242	$763,945	$1,456,297	$-

Net fair value	$17,905,933	$(406,508)	$18,312,441	$-

December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,020,950	$1,020,950	$-	$-
Forwards	1,794,551	130,794	1,663,757	-

Total assets	$2,815,501	$1,151,744	$1,663,757	$-

Liabilities
Futures	$149,329	$149,329	$-	$-
Forwards	1,144,735	86,736	1,057,999	-

Total liabilities	$1,294,064	$236,065	$1,057,999	$-

Net fair value	$1,521,437	$915,679	$605,758	$-

  6.    Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Generally, a limited partner withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

  7.    Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013

Net realized and unrealized gains (losses)	$(3.51)	$442.45	$246.47
Net investment loss	(16.34)	(16.25)	(14.02)

Increase (decrease) for the year	(19.85)	426.20	232.45
Distribution of interest income to feeder fund	(0.17)	(0.22)	(0.43)
Net asset value per Redeemable Unit, beginning of year	2,042.41	1,616.43	1,384.41

Net asset value per Redeemable Unit, end of year	$2,022.39	$2,042.41	$1,616.43

Ratios to Average Net Assets:
Net investment loss*	(0.8)%	(1.0)%	(0.9)%

Operating expenses	0.8%	1.0%	0.9%

Total return	(1.0)%	26.4%	16.8%

*   Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 54.6% of the Master’s Contracts are traded OTC.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

Futures Contracts.      The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Forward Foreign Currency Contracts.      Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

London Metals Exchange Forward Contracts.      Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

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

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2015 to	July 1, 2015 to	April 1, 2015 to	January 1, 2015 to
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Totaal trading results	$126,888	$1,267,158	$(4,462,531)	$3,043,962
Interest income	238	842	460	541
Total expenses	(47,274)	(53,028)	(67,945)	(66,271)

Net income (loss)	$79,852	$1,214,972	$(4,530,016)	$2,978,232

Net income (loss) per Redeemable Unit	$5.47	$84.89	$(313.09)	$202.88

	For the period from	For the period from	For the period from	For the period from
	October 1, 2014 to	July 1, 2014 to	April 1, 2014 to	January 1, 2014 to
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total trading results	$4,256,576	$3,781,133	$1,520,101	$(3,093,150)
Interest income	742	654	896	1,896
Total expenses	(72,138)	(65,903)	(67,373)	(79,266)

Net income (loss)	$4,185,180	$3,715,884	$1,453,624	$(3,170,520)

Net income (loss) per Redeemable Unit	$274.42	$231.80	$80.71	$(160.73)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded, that at that date, the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

As of March 22, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to February 29, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units will be offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). As of February 29, 2016, there were no Class Z Redeemable Units outstanding.

The term of the Partnership was extended from December 31, 2017 to December 31, 2057 pursuant to the Fourth Amended and Restated Limited Partnership Agreement, dated March 22, 2016 and effective as of February 29, 2016.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director), and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to officers because it has no executive officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11.  Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. During the fourth quarter of 2014, as compensation for its services, the Partnership began paying the General Partner fees (formerly, the administrative fee), as described under “Item 1. Business.” For the year ended December 31, 2015, the General Partner earned $294,269 in General Partner fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, Morgan Stanley Wealth Management earned $591,556 in ongoing selling agent fees from the Partnership. MS&Co., an affiliate of the General Partner, is the commodity broker for the Partnership/Master and receives trading fees for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, MS&Co. earned $149,032 in trading fees from the Partnership. As compensation for its services, the Partnership pays the Advisor management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2015, the Advisor earned $441,407 in management fees and $84,431 in incentive fees. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

As of February 29, 2016, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2015:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner Redeemable Units	General Partner	192.5786	1.1%

(c) Changes in control. None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2015 and 2014 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$119,200
2014	$111,900

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)

Financial Statements: Statements of Financial Condition at December 31, 2015 and 2014.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

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

(k)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 22, 2016 (filed herewith).

3.2(a)

Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

(b)

Amendment No. 2 to the Third Amended and Restated Limited Partnership Agreement, effective January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

(c)	Fourth Amended and Restated Limited Partnership Agreement, effective February 29, 2016 (filed herewith).

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2

Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3

Amended and Restated Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.4

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

(a)

First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1 (a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

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

(d)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2015, dated June 1, 2015 (filed herewith).

10.6

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

 The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.1NS XBRL Instance Document.

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
President and Director
Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2016	Date: March 28, 2016

/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2016
Date: March 28, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.