Form 10-Q
period 2016-03-31
POTOMAC FUTURES FUND LP
filed 2016-05-12
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2016

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

Yes    No X

As of April 30, 2016, 16,500.6158 Limited Partnership Redeemable Units of Class A were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Investment in the Master (1), at fair value	$26,344,583	$27,018,218
Cash at MS&Co.	104,668	137,589
Cash at bank	802	-

Total assets	$26,450,053	$27,155,807

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$44,083	$45,260
Management fees	32,891	33,738
General Partner fees	21,928	22,492
Professional fees	92,870	120,019
Redemptions payable to Limited Partners	201,298	173,269

Total liabilities	393,070	394,778

Partners’ Capital:
General Partner, Class A, 177.1666 and 192.5786 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	276,264	302,546
Limited Partners, Class A, 16,533.0048 and 16,841.5078 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	25,780,719	26,458,483

Total partners’ capital (net asset value)	26,056,983	26,761,029

Total liabilities and partners’ capital	$26,450,053	$27,155,807

Net asset value per Redeemable Unit, Class A	$1,559.35	$1,571.03

(1) Defined in Note 1.

See accompanying notes to financial statements.	3

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income allocated from the Master	$13,519	$541

Expenses:
Expenses allocated from the Master	54,306	66,271
Ongoing selling agent fees	136,131	160,667
Management fees	101,620	119,981
General Partner fees	67,748	79,986
Incentive fees	-	84,431
Professional fees	62,284	42,117

Total expenses	422,089	553,453

Net investment loss	(408,570)	(552,912)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(570,754)	3,432,478
Net change in unrealized gains (losses) on open contracts allocated from the Master	791,256	(388,516)

Total trading results	220,502	3,043,962

Net income (loss)	(188,068)	2,491,050
Subscriptions—Limited Partners	-	383,092
Redemptions—Limited Partners	(490,978)	(1,312,490)
Redemptions—General Partner	(25,000)	-

Net increase (decrease) in Partners’ Capital	(704,046)	1,561,652
Partners’ Capital, beginning of period	26,761,029	30,242,428

Partners’ Capital, end of period	$26,056,983	$31,804,080

Net asset value per Class A Redeemable Unit (16,710.1714 and 17,521.9604 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$1,559.35	$1,815.10

Net income (loss) per Redeemable Unit, Class A*	$(11.68)	$138.49

Weighted average Class A Redeemable Units outstanding	16,936.7374	17,855.6641

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.	4

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

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

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The units of the Master are used solely for accounting purposes and do not represent units issued legally. The Master permits accounts managed by the Advisor using the Campbell Managed Futures Portfolio (formerly, Financial, Metal and Energy Large Portfolio), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this “master/feeder” structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2016.

As of March 22, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to February 29, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units may, in the future, be offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Units are identical, except that Class Z Redeemable Units may be subject to reduced ongoing selling agent fees. As of March 31, 2016, there were no Redeemable Units outstanding in Class Z.

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

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Master also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

As of March 31, 2016 and December 31, 2015, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

The Master has entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Partnership has entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Master, pays MS&Co. (or will reimburse MS&CO., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets for Class A Redeemable Units. Class Z Redeemable Units are not subject to the selling agent fee. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisors of Morgan Stanley Wealth Management who sell redeemable units in the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Investment: The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per Redeemable Unit as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5. “Fair Value Measurements”.

Master’s Investments: All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined by using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of ($29,833) and ($302,271) as of March 31, 2016 and December 31, 2015, respectively. The cost of foreign currencies was $($29,764) and ($302,962) as of March 31, 2016 and December 31, 2015, respectively.

Master’s Fair Value of Financial Instruments: The carrying value of the Master’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

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

Net Income (Loss) Per Redeemable Unit: Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946 “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification. Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported as professional fees were previously reported as professional fees and other in the Partnership’s Statements of Financial Condition and Statements of Income and Expenses and Changes in Partners’ Capital. In the financial highlights, interest income allocated from the Master per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit. Additionally, the net investment loss ratio previously presented without the effects of incentive fees is now presented with the effects of incentive fees.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2016 and December 31, 2015 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2016 and 2015 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $11,997,387 and $18,249,423 at March 31, 2016 and December 31, 2015, respectively)	$11,999,625	$18,248,802
Cash at MS&Co.	9,647,924	4,153,914
Cash margin	4,274,442	4,970,934
Net unrealized appreciation on open futures contracts	443,084	-
Net unrealized appreciation on open forward contracts	6,063	-

Total equity in trading account	26,371,138	27,373,650
Cash at bank	802	-

Total assets	$26,371,940	$27,373,650

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$271,180
Net unrealized depreciation on open forward contracts	-	71,689
Accrued expenses:
Professional fees	29,408	13,349

Total liabilities	29,408	356,218

Partners’ Capital:
General Partner, 0.0000 Redeemable Units at March 31, 2016 and December 31, 2015	-	-
Limited Partner, 12,948.7284 and 13,359.1854 Redeemable Units at March 31, 2016 and December 31, 2015, respectively	26,342,532	27,017,432

Total liabilities and partners’ capital	$26,371,940	$27,373,650

Net asset value per Redeemable Unit	$2,034.37	$2,022.39

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

March 31, 2016

(Unaudited)

		Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains		17	$6,194	0.02%
Indices		109	17,746	0.06
Interest Rates U.S.		140	115,543	0.44
Interest Rates Non-U.S.		330	229,109	0.87
Livestock		1	(440)	(0.00) *
Metals		13	7,690	0.03
Softs		30	(27,093)	(0.10) *

Total futures contracts purchased			348,749	1.32

Futures Contracts Sold
Energy		148	41,351	0.16
Grains		149	49,625	0.19
Indices		109	14,201	0.05
Interest Rates U.S.		32	(24,641)	(0.09)
Interest Rates Non-U.S.		184	(14,851)	(0.06)
Livestock		18	12,960	0.05
Metals		8	(4,695)	(0.02)
Softs		25	20,385	0.08

Total futures contracts sold			94,335	0.36

Net unrealized appreciation on open futures contracts			$443,084	1.68%

Unrealized Appreciation on Open Forward Contracts
Currencies		$91,096,524	$1,614,105	6.12%
Metals		76	70,698	0.27

Total unrealized appreciation on open forward contracts			1,684,803	6.39

Unrealized Depreciation on Open Forward Contracts
Currencies		$82,515,403	(1,623,515)	(6.16)
Metals		53	(55,225)	(0.21)

Total unrealized depreciation on open forward contracts			(1,678,740)	(6.37)

Net unrealized appreciation on open forward contracts			$6,063	0.02%

U.S. Government Securities
Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$12,000,000	4/14/2016	U.S. Treasury bills, 0.28% (Amortized cost of $11,997,387)	$11,999,625	45.55%

*	Due to rounding

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

December 31, 2015

(Unaudited)

		Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy		9	$2,402	0.01%
Indices		83	(27,153)	(0.10)
Interest Rates Non-U.S.		317	(3,835)	(0.01)
Softs		44	2,001	0.01

Total futures contracts purchased			(26,585)	(0.09)

Futures Contracts Sold
Energy		164	(291,838)	(1.08)
Grains		283	115,368	0.42
Indices		97	(1,764)	(0.01)
Interest Rates U.S.		156	(1,318)	(0.00) *
Interest Rates Non-U.S.		156	2,108	0.01
Livestock		25	(52,458)	(0.19)
Metals		69	22,713	0.08
Softs		12	(37,406)	(0.14)

Total futures contracts sold			(244,595)	(0.91)

Net unrealized depreciation on open futures contracts			$(271,180)	(1.00)%

Unrealized Appreciation on Open Forward Contracts
Currencies		$94,443,179	$1,519,936	5.63%
Metals		42	31,777	0.12

Total unrealized appreciation on open forward contracts			1,551,713	5.75

Unrealized Depreciation on Open Forward Contracts
Currencies		$86,905,702	(1,456,297)	(5.39)
Metals		159	(167,105)	(0.62)

Total unrealized depreciation on open forward contracts			(1,623,402)	(6.01)

Net unrealized depreciation on open forward contracts			$(71,689)	(0.26)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$18,250,000	1/21/2016	U.S. Treasury bills, 0.0125% (Amortized cost of $18,249,423)	$18,248,802	67.54%

*	Due to rounding

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income	$13,519	$541

Expenses:
Clearing fees	33,783	34,788
Professional fees	20,523	31,483

Total expenses	54,306	66,271

Net investment loss	(40,787)	(65,730)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(570,754)	3,432,478
Net change in unrealized gains (losses) on open contracts	791,256	(388,516)

Total trading results	220,502	3,043,962

Net income (loss)	179,715	2,978,232
Subscriptions—Limited Partner	-	383,092
Redemptions—Limited Partner	(849,023)	(1,984,021)
Distribution of interest income to feeder fund	(5,592)	(541)

Net increase (decrease) in Partners’ Capital	(674,900)	1,376,762
Partners’ Capital, beginning of period	27,017,432	30,700,652

Partners’ Capital, end of period	$26,342,532	$32,077,414

Net asset value per Redeemable Unit (12,948.7284 and 14,286.7062 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$2,034.37	$2,245.26

Net income (loss) per Redeemable Unit*	$12.41	$202.88

Weighted average Redeemable Units outstanding	13,218.9469	14,893.0821

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2016 and 2015 were as follows:

Class A

	Three Months Ended March 31,
	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):(1)
Net realized and unrealized gains (losses) allocated from the Master	$12.44	$169.56
Net investment loss	(24.12)	(31.07)

Increase (decrease) for the period	(11.68)	138.49
Net asset value per Redeemable Unit, beginning of period	1,571.03	1,676.61

Net asset value per Redeemable Unit, end of period	$1,559.35	$1,815.10

	Three Months Ended March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital:(2)
Net investment loss(3)	(6.1)%	(6.4)%

Operating expenses	6.3%	6.1%
Incentive fees	-%	0.3%

Total expenses	6.3%	6.4%

Total return:
Total return before incentive fees	(0.7)%	8.6%
Incentive fees	-%	(0.3)%

Total return after incentive fees	(0.7)%	8.3%

(1)

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

(2)	Annualized (other than incentive fees).
(3)	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Per Redeemable Unit Performance (for unit outstanding throughout the period):(1)
Net realized and unrealized gains (losses)	$15.53	$207.38
Net investment loss	(3.12)	(4.50)

Increase (decrease) for the period	12.41	202.88
Distribution of interest income to feeder fund	(0.43)	(0.03)
Net asset value per Redeemable Unit, beginning of period	2,022.39	2,042.41

Net asset value per Redeemable Unit, end of period	$2,034.37	$2,245.26

	Three Months Ended March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital:(2)
Net investment loss(3)	(0.6)%	(0.8)%

Operating expenses	0.8%	0.9%

Total return	0.6%	9.9%

(1)

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

(2)	Annualized.
(3)	Interest income less total expenses

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities is shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The futures brokerage account agreements with MS&Co. give the Partnership and the Master the legal right to net unrealized gains and losses on open futures and on open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts in the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s percent ownership of the Master. All clearing fees are borne by the Master and allocated to the Partnership, and also directly charged at the Partnership level. All other fees are charged at the Partnership level.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2016 and 2015 were 1,140 and 1,604, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2016 and 2015 were 303 and 412, respectively. The monthly average notional values of currency forward contracts held during the three months ended March 31, 2016 and 2015 were $287,000,698 and $351,428,637, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2016 and December 31, 2015, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2016	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Collateral Received/ Pledged*	Net Amount
Assets:
Futures	$688,758	$(245,674)	$443,084	$-	$-	$443,084
Forwards	1,684,803	(1,678,740)	6,063	-	-	6,063

Total assets	$2,373,561	$(1,924,414)	$449,147	$-	$-	$449,147

Liabilities:
Futures	$(245,674)	$245,674	$-	$-	$-	$-
Forwards	(1,678,740)	1,678,740	-	-	-	-

Total liabilites	$(1,924,414)	$1,924,414	$-	$-	$-	$-

Net fair value						$449,147	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2015	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Collateral Received/ Pledged*	Net Amount
Assets:
Futures	$325,660	$(325,660)	$-	$-	$-	$-
Forwards	1,551,713	(1,551,713)	-	-	-	-

Total assets	$1,877,373	$(1,877,373)	$-	$-	$-	$-

Liabilities:
Futures	$(596,840)	$325,660	$(271,180)	$-	$-	$(271,180)
Forwards	(1,623,402)	1,551,713	(71,689)	-	-	(71,689)

Total liabilites	$(2,220,242)	$1,877,373	$(342,869)	$-	$-	$(342,869)

Net fair value						$(342,869)	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015.

Assets	March 31, 2016
Futures Contracts
Energy	$68,572
Grains	86,029
Indices	121,556
Interest Rates U.S.	115,543
Interest Rates Non-U.S.	249,392
Livestock	13,660
Metals	11,150
Softs	22,856

Total unrealized appreciation on open futures contracts	688,758

Liabilities
Futures Contracts
Energy	(27,221)
Grains	(30,210)
Indices	(89,609)
Interest Rates U.S.	(24,641)
Interest Rates Non-U.S.	(35,134)
Livestock	(1,140)
Metals	(8,155)
Softs	(29,564)

Total unrealized depreciation on open futures contracts	(245,674)

Net unrealized appreciation on open futures contracts	$443,084	*

Assets
Forward Contracts
Currencies	$1,614,105
Metals	70,698

Total unrealized appreciation on open forward contracts	1,684,803

Liabilities
Forward Contracts
Currencies	(1,623,515)
Metals	(55,225)

Total unrealized depreciation on open forward contracts	(1,678,740)

Net unrealized appreciation on open forward contracts	$6,063	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2015
Futures Contracts
Energy	$58,972
Grains	117,568
Indices	28,068
Interest Rates U.S.	15,680
Interest Rates Non-U.S.	67,737
Livestock	50
Metals	31,773
Softs	5,812

Total unrealized appreciation on open futures contracts	325,660

Liabilities
Futures Contracts
Energy	(348,408)
Grains	(2,200)
Indices	(56,985)
Interest Rates U.S.	(16,998)
Interest Rates Non-U.S.	(69,464)
Livestock	(52,508)
Metals	(9,060)
Softs	(41,217)

Total unrealized depreciation on open futures contracts	(596,840)

Net unrealized depreciation on open futures contracts	$(271,180)	*

Assets
Forward Contracts
Currencies	$1,519,936
Metals	31,777

Total unrealized appreciation on open forward contracts	1,551,713

Liabilities
Forward Contracts
Currencies	(1,456,297)
Metals	(167,105)

Total unrealized depreciation on open forward contracts	(1,623,402)

Net unrealized depreciation on open forward contracts	$(71,689)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31
Sector	2016		2015
Currencies	$342,371		$937,463
Energy	167,412		36,824
Grains	(154,518)		(48,323)
Indices	(267,182)		880,997
Interest Rates U.S.	(75,775)		264,010
Interest Rates Non-U.S.	814,478		828,901
Livestock	(34,698)		(38,830)
Metals	(381,616)		(109,772)
Softs	(189,970)		292,692

Total	$220,502	*	$3,043,962	*

* This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

March 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$688,758	$688,758	$-	$-
Forwards	1,684,803	70,698	1,614,105	-
U.S. Treasury bills	11,999,625	-	11,999,625	-

Total assets	$14,373,186	$759,456	$13,613,730	$-

Liabilities
Futures	$245,674	$245,674	$-	$-
Forwards	1,678,740	55,225	1,623,515	-

Total liabilities	$1,924,414	$300,899	$1,623,515	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$325,660	$325,660	$-	$-
Forwards	1,551,713	31,777	1,519,936	-
U.S. Treasury bills	18,248,802	-	18,248,802	-

Total assets	$20,126,175	$357,437	$19,768,738	$-

Liabilities
Futures	$596,840	$596,840	$-	$-
Forwards	1,623,402	167,105	1,456,297	-

Total liabilities	$2,220,242	$763,945	$1,456,297	$-

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 6.9% to 40.2% of the Partnership’s/Master’s contracts are traded OTC.

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

(Unaudited)

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2016, Partnership capital decreased 2.6% from $26,761,029 to 26,056,983. This decrease was attributable to the net loss of $188,068, coupled with the redemptions of 308.5030 Class A Limited Partner Redeemable Units totaling $490,978 and redemptions of 15.4120 Class A General Partner Redeemable Units totaling $25,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2016, the Master’s capital decreased 2.5% from $27,017,432 to $26,342,532. This decrease was attributable to redemptions of 410.4570 Redeemable Units totaling $849,023, coupled with the distribution of interest income to the feeder fund totaling $5,592, which was partially offset by the net income of $179,715. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2016, the net asset value per Class A Redeemable Unit decreased 0.7% from $1,571.03 to $1,559.35 as compared to an increase of 8.3% in the first quarter of 2015. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2016 of $220,502. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy and non-U.S. interest rates and were partially offset by losses in grains, indices, livestock, metals, softs and U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2015 of $3,043,962. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, softs and U.S. and non-U.S. interest rates and were partially offset by losses in grains, metals and livestock.

The most significant losses were incurred within the agricultural markets during January from short corn futures positions as prices rose after a strong U.S. export sales report and adverse weather conditions in Brazil. Additional losses in this sector were incurred during March from short wheat and soybean futures positions as prices increased as the U.S. dollar’s decline improved U.S. export prospects. Within the metals complex, losses were incurred during January and February from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve after the Chinese government signaled increased support for economic stimulus. In the global stock indices, losses were recorded primarily during January from long positions as prices decreased amid the steep sell-off in equities as global growth concerns persisted to start the New Year. The Partnership’s losses for the quarter were offset by gains achieved within the global interest rates sector during January and February primarily from long European bond futures positions as prices increased following dovish comments released by the European Central Bank and a flight-to-quality due to global growth concerns. In the currencies sector, gains were recorded during January from short positions in the British pound versus the U.S. dollar as the relative value of the pound fell amid concerns regarding the health of the U.K. economy and resulting implications for future rate increases. Additional gains were achieved from short positions in the Canadian dollar versus the U.S. dollar during January. Within the energy sector, gains were experienced during January from short futures positions in crude oil and oil distillates as prices declined following a rise in U.S. oil inventory levels and the expectation of additional production from Iran. Additional gains in this sector were recorded during February from short natural gas futures positions as prices fell dramatically as mild weather in much of the U.S. reduced demand for an already oversupplied market.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S Treasury bills and money market mutual fund securities will be retained by the Partnership. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by the General Partner. Interest income allocated from the Master for the three months ended March 31, 2016 increased by $12,978, as compared to the corresponding period in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three months ended March 31, 2016 as compared to the corresponding period in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the (1) average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account, (2) the amount of Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Master, and (3) upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2016 decreased by $24,536, as compared to the corresponding period in 2015. The decrease in ongoing selling agent fees is due to a decrease in average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2016 decreased by $18,361, as compared to the corresponding period in 2015. The decrease in management fee is due to a decrease in average net assets during the three months ended March 31, 2016 as compared to the corresponding period in 2015.

General Partner fees (formerly, administrative fees) are paid to the General Partner for administering the business and affairs of the Partnership including, among other thing, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in month end net asset values. General Partner fees for the three months ended March 31, 2016 decreased by $12,238, as compared to the corresponding period in 2015. The decrease in General Partner fees is due to a decrease in average net assets during the three months ended March 31, 2016 as compared to the corresponding period in 2015.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2016. Trading performance for the three months ended March 31, 2015 resulted in incentive fees of $84,431. To the extent the Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended March 31, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, the Master’s total capitalization was $26,342,532 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2016 was as follows:

March 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,337,507	5.08%	$2,037,257	$148,297	$752,991
Energy	454,080	1.72%	529,441	228,954	342,430
Grains	167,981	0.64%	524,150	158,092	270,622
Indices	1,010,069	3.83%	1,184,421	220,095	533,351
Interest Rates U.S.	262,642	1.00%	345,329	35,017	195,314
Interest Rates Non-U.S.	554,890	2.11%	800,834	265,485	442,320
Livestock	36,960	0.14%	40,673	15,180	25,300
Metals	373,821	1.42%	733,751	154,300	348,349
Softs	76,492	0.29%	139,033	33,420	96,664

Total	$4,274,442	16.23%

*	Average of month-end Values at Risk.

As of December 31, 2015, the Master’s total capitalization was $27,017,432 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2015 was as follows:

December 31, 2015

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 1A.   Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2016, there were no additional subscriptions of Class A Redeemable Units. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Reedemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c ) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	97.2230	$ 1,608.24	N/A	N/A
February 1, 2016 - February 29, 2016	82.1890	$ 1,622.14	N/A	N/A
March 1, 2016 - March 31, 2016	129.0910	$ 1,559.35	N/A	N/A
	308.5030	$ 1,591.49

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

(k)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 22, 2016 (filed as Exhibit 3.1(k) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

3.2(a)		Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

3.2(b)		Amendment No.2 to the Third Amended and Restated Limited Partnership Agreement, dated as of December 30, 2015 and effective January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

3.2(c)		Fourth Amended and Restated Limited Partnership Agreement, effective February 29, 2016 (filed as Exhibit 3.2(c) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

10.1		Form of Subscription Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2(a)		Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2(b)		U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.3		Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.5		Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(c)	Third Amendment to the Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc., dated May 27, 2014 (filed as Exhibit 10.5(d) to the Quarterly Report on Form 10-Q filed on August 12, 2015 and incorporated herein by reference)

	(d)	Letter extending Management Agreement between the General Partner and Campbell & Company, Inc., dated June 1, 2015 (filed as Exhibit 10.5(d) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference)

.

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

POTOMAC FUTURES FUND L.P.

By: Ceres Managed Futures LLC (General Partner)

By: /s/ Patrick T. Egan Patrick T. Egan
President and Director

Date: May 12, 2016

By: /s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 12, 2016