Form 10-Q
period 2016-06-30
POTOMAC FUTURES FUND LP
filed 2016-08-11
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes    No X

As of July 31, 2016, 15,257.5848 Limited Partnership Redeemable Units of Class A were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:

Investment in the Master (1), at fair value	$24,310,873	$27,018,218
Cash at MS&Co.	32,060	137,589
Cash at bank	607	-

Total assets	$24,343,540	$27,155,807

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$40,573	$45,260
Management fees	30,304	33,738
General Partner fees	20,203	22,492
Professional fees	59,799	120,019
Redemptions payable to Limited Partners	753,376	173,269

Total liabilities	904,255	394,778

Partners’ Capital:
General Partner, Class A, 177.1666 and 192.5786 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	264,508	302,546
Limited Partners, Class A, 15,522.3768 and 16,841.5078 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	23,174,777	26,458,483

Total partners’ capital (net asset value)	23,439,285	26,761,029

Total liabilities and partners’ capital	$24,343,540	$27,155,807

Net asset value per Redeemable Unit, Class A	$1,492.99	$1,571.03

(1) Defined in Note 1.

See accompanying notes to financial statements.	3

Potomac Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Master	$10,100	$460	$23,619	$1,001

Expenses:
Expenses allocated from the Master	60,054	67,945	114,360	134,216
Ongoing selling agent fees	122,106	150,287	258,237	310,954
Management fees	91,173	112,171	192,793	232,152
General Partner fees	60,782	74,780	128,530	154,766
Incentive fees	-	-	-	84,431
Professional fees	101,418	57,536	163,702	99,653

Total expenses	435,533	462,719	857,622	1,016,172

Net investment loss	(425,433)	(462,259)	(834,003)	(1,015,171)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(1,156,634)	(2,576,367)	(1,727,388)	856,111
Net change in unrealized gains (losses) on open contracts allocated from the Master	447,844	(1,886,164)	1,239,100	(2,274,680)

Total trading results	(708,790)	(4,462,531)	(488,288)	(1,418,569)

Net income (loss)	(1,134,223)	(4,924,790)	(1,322,291)	(2,433,740)
Subscriptions—Limited Partners	23,400	1,451,900	23,400	1,834,992
Redemptions—Limited Partners	(1,506,875)	(557,723)	(1,997,853)	(1,870,213)
Redemptions—General Partner	-	-	(25,000)	-

Net increase (decrease) in Partners’ Capital	(2,617,698)	(4,030,613)	(3,321,744)	(2,468,961)
Partners’ Capital, beginning of period	26,056,983	31,804,080	26,761,029	30,242,428

Partners’ Capital, end of period	$23,439,285	$27,773,467	$23,439,285	$27,773,467

Net asset value per Class A Redeemable Unit (15,699.5434 and 18,014.0374 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$1,492.99	$1,541.77	$1,492.99	$1,541.77

Net income (loss) per Redeemable Unit, Class A*	$(66.36)	$(273.33)	$(78.04)	$(134.84)

Weighted average Class A Redeemable Units outstanding	16,536.0174	17,965.6951	16,736.3774	17,910.6796

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.	4

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2016.

As of March 22, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to February 29, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Units are identical, except that Class Z Redeemable Units are not subject to monthly ongoing selling agent fee. As of June 30, 2016, there were no Redeemable Units outstanding in Class Z.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

As of June 30, 2016 and December 31, 2015, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

The Master has entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Master, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets for Class A Redeemable Units. Class Z Redeemable Units are not subject to the ongoing selling agent fee. The ongoing selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisors of Morgan Stanley Wealth Management who sell redeemable units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment: The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per Redeemable Unit as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5. “Fair Value Measurements.”

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

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $264,455 and ($302,271) as of June 30, 2016 and December 31, 2015, respectively. The cost of foreign currencies was $269,381 and ($302,962) as of June 30, 2016 and December 31, 2015, respectively.

Financial Instruments: The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2016 and December 31, 2015 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2016 and 2015 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $4,997,387 and $18,249,423 at June 30, 2016 and December 31, 2015, respectively)	$4,998,904	$18,248,802
Cash at MS&Co.	15,448,268	4,153,914
Cash margin	2,977,240	4,970,934
Net unrealized appreciation on open futures contracts	771,969	-
Net unrealized appreciation on open forward contracts	129,879	-

Total equity in trading account	24,326,260	27,373,650
Cash at bank	607	-

Total assets	$24,326,867	$27,373,650

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$271,180
Net unrealized depreciation on open forward contracts	-	71,689
Accrued expenses:
Professional fees	18,445	13,349

Total liabilities	18,445	356,218

Partners’ Capital:
General Partner, 0.0000 Redeemable Units at June 30, 2016 and December 31, 2015	-	-
Limited Partner, 12,292.6052 and 13,359.1854 Redeemable Units at June 30, 2016 and December 31, 2015, respectively	24,308,422	27,017,432

Total partners’ capital (net asset value)	24,308,422	27,017,432

Total liabilities and partners’ capital	$24,326,867	$27,373,650

Net asset value per Redeemable Unit	$1,977.48	$2,022.39

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

			Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy			15	$(10,303)	(0.04	) %
Grains			38	31,290	0.13
Indices			114	97,006	0.40
Interest Rates U.S.			87	119,272	0.49
Interest Rates Non-U.S.			311	360,129	1.48
Livestock			2	(4,300)	(0.02)
Metals			35	113,855	0.47
Softs			56	56,257	0.23

Total futures contracts purchased				763,206	3.14

Futures Contracts Sold
Energy			48	(70,990)	(0.29)
Grains			98	165,435	0.68
Indices			20	(21,344)	(0.09)
Interest Rates U.S.			25	(31,218)	(0.13)
Interest Rates Non-U.S.			122	(29,170)	(0.12)
Livestock			22	17,390	0.07
Metals			2	(10,990)	(0.05)
Softs			5	(10,350)	(0.04)

Total futures contracts sold				8,763	0.03

Net unrealized appreciation on open futures contracts				$771,969	3.17%

Unrealized Appreciation on Open Forward Contracts
Currencies			$48,057,696	$1,153,761	4.75%
Metals			94	187,214	0.77

Total unrealized appreciation on open forward contracts				1,340,975	5.52

Unrealized Depreciation on Open Forward Contracts
Currencies			$45,584,980	(1,008,754)	(4.15)
Metals			46	(202,342)	(0.83)

Total unrealized depreciation on open forward contracts				(1,211,096)	(4.98)

Net unrealized appreciation on open forward contracts				$129,879	0.54%

U.S. Government Securities
Face Amount	Maturity Date	Description		Fair Value	% of Partner’s Capital
$5,000,000	8/11/2016	U.S. Treasury bills, 0.265% (Amortized Cost of $4,997,387)		$4,998,904	20.56%

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

December 31, 2015

			Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy			9	$2,402	0.01%
Indices			83	(27,153)	(0.10)
Interest Rates Non-U.S.			317	(3,835)	(0.01)
Softs			44	2,001	0.01

Total futures contracts purchased				(26,585)	(0.09)

Futures Contracts Sold
Energy			164	(291,838)	(1.08)
Grains			283	115,368	0.42
Indices			97	(1,764)	(0.01)
Interest Rates U.S.			156	(1,318)	(0.00	) *
Interest Rates Non-U.S.			156	2,108	0.01
Livestock			25	(52,458)	(0.19)
Metals			69	22,713	0.08
Softs			12	(37,406)	(0.14)

Total futures contracts sold				(244,595)	(0.91)

Net unrealized depreciation on open futures contracts				$(271,180)	(1.00	) %

Unrealized Appreciation on Open Forward Contracts
Currencies			$94,443,179	$1,519,936	5.63%
Metals			42	31,777	0.12

Total unrealized appreciation on open forward contracts				1,551,713	5.75

Unrealized Depreciation on Open Forward Contracts
Currencies			$86,905,702	(1,456,297)	(5.39)
Metals			159	(167,105)	(0.62)

Total unrealized depreciation on open forward contracts				(1,623,402)	(6.01)

Net unrealized depreciation on open forward contracts				$(71,689)	(0.26	) %

U.S. Government Securities
Face Amount	Maturity Date	Description		Fair Value	% of Partners’ Capital
$18,250,000	1/21/2016	U.S. Treasury bills, 0.0125% (Amortized cost of $18,249,423)		$18,248,802	67.54%

*	Due to rounding

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$10,100	$460	$23,619	$1,001

Expenses:
Clearing fees	39,534	47,415	73,317	82,203
Professional fees	20,520	20,530	41,043	52,013

Total expenses	60,054	67,945	114,360	134,216

Net investment loss	(49,954)	(67,485)	(90,741)	(133,215)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,156,634)	(2,576,367)	(1,727,388)	856,111
Net change in unrealized gains (losses) on open contracts	447,844	(1,886,164)	1,239,100	(2,274,680)

Total trading results	(708,790)	(4,462,531)	(488,288)	(1,418,569)

Net income (loss)	(758,744)	(4,530,016)	(579,029)	(1,551,784)
Subscriptions—Limited Partner	23,400	1,451,900	23,400	1,834,992
Redemptions—Limited Partner	(1,291,920)	(917,618)	(2,140,943)	(2,901,639)
Distribution of interest income to feeder fund	(6,846)	(460)	(12,438)	(1,001)

Net increase (decrease) in Partners’ Capital	(2,034,110)	(3,996,194)	(2,709,010)	(2,619,432)
Partners’ Capital, beginning of period	26,342,532	32,077,414	27,017,432	30,700,652

Partners’ Capital, end of period	$24,308,422	$28,081,220	$24,308,422	$28,081,220

Net asset value per Redeemable Unit (12,292.6052 and 14,533.7304 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$1,977.48	$1,932.14	$1,977.48	$1,932.14

Net income (loss) per Redeemable Unit*	$(56.35)	$(313.09)	$(43.94)	$(110.21)

Weighted average Redeemable Units outstanding	12,602.1097	14,585.4471	12,842.1188	14,739.2646

* Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

Class A

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(40.63)		$(247.59)		$(28.21)		$(78.03)
Net investment loss	(25.73)		(25.74)		(49.83)		(56.81)

Increase (decrease) for the period	(66.36)		(273.33)		(78.04)		(134.84)
Net asset value per Redeemable Unit, beginning of period	1,559.35		1,815.10		1,571.03		1,676.61

Net asset value per Redeemable Unit, end of period	$1,492.99		$1,541.77		$1,492.99		$1,541.77

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Ratios to Average Limited Partner’s Capital:**
Net investment loss***	(7.0	) %	(6.1	) %	(6.6	) %	(6.5	) %

Operating expenses	7.2%		6.1%		6.8%		6.2%
Incentive fees	-%		-%		-%		0.3%

Total expenses	7.2%		6.1%		6.8%		6.5%

Total return:
Total return before incentive fees	(4.3	) %	(15.1	) %	(5.0	) %	(7.7	) %
Incentive fees	-%		-%		-%		(0.3	) %

Total return after incentive fees	(4.3	) %	(15.1	) %	(5.0	) %	(8.0	) %

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).
***	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Per Redeemable Unit Performance
(for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(52.39)		$(308.42)		$(36.87)		$(101.03)
Net investment loss	(3.96)		(4.67)		(7.07)		(9.18)

Increase (decrease) for the period	(56.35)		(313.09)		(43.94)		(110.21)
Distribution of interest income to feeder fund	(0.54)		(0.03)		(0.97)		(0.06)
Net asset value per Redeemable Unit, beginning of period	2,034.37		2,245.26		2,022.39		2,042.41

Net asset value per Redeemable Unit, end of period	$1,977.48		$1,932.14		$1,977.48		$1,932.14

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Ratios to Average Limited Partner’s Capital:**
Net investment loss***	(0.8	) %	(0.9	) %	(0.7	) %	(0.9	) %

Operating expenses	1.0%		0.9%		0.9%		0.9%

Total return	(2.8	) %	(13.9	) %	(2.2	) %	(5.4	) %

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized.
***	Interest income less total expenses.

4.	Trading Activities:

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

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Partnership.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2016 and 2015 were 1,141 and 1,274, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2016 and 2015 were 1,141 and 1,439, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2016 and 2015 were 314 and 573, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2016 and 2015 were 309 and 493, respectively. The monthly average notional values of currency forward contracts held during the three months ended June 30, 2016 and 2015 were $302,474,402 and $356,315,393, respectively. The monthly average notional values of currency forward contracts held during the six months ended June 30, 2016 and 2015 were $294,737,550 and $353,872,015, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2016 and December 31, 2015, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2016	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Collateral Received/ Pledged*	Net Amount
Assets:
Futures	$1,051,766	$(279,797)	$771,969	$-	$-	$771,969
Forwards	1,340,975	(1,211,096)	129,879	-	-	129,879

Total assets	$2,392,741	$(1,490,893)	$901,848	$-	$-	$901,848

Liabilities:
Futures	$(279,797)	$279,797	$-	$-	$-	$-
Forwards	(1,211,096)	1,211,096	-	-	-	-

Total liabilites	$(1,490,893)	$1,490,893	$-	$-	$-	$-

Net fair value						$901,848	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2015	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Collateral Received/ Pledged*	Net Amount
Assets:
Futures	$325,660	$(325,660)	$-	$-	$-	$-
Forwards	1,551,713	(1,551,713)	-	-	-	-

Total assets	$1,877,373	$(1,877,373)	$-	$-	$-	$-

Liabilities:
Futures	$(596,840)	$325,660	$(271,180)	$-	$-	$(271,180)
Forwards	(1,623,402)	1,551,713	(71,689)	-	-	(71,689)

Total liabilites	$(2,220,242)	$1,877,373	$(342,869)	$-	$-	$(342,869)

Net fair value						$(342,869	) *

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2016 and December 31, 2015.

Assets	June 30, 2016
Futures Contracts
Energy	$8,460
Grains	220,572
Indices	133,581
Interest Rates U.S.	124,272
Interest Rates Non-U.S.	360,836
Livestock	23,690
Metals	119,025
Softs	61,330

Total unrealized appreciation on open futures contracts	1,051,766

Liabilities
Futures Contracts
Energy	(89,753)
Grains	(23,847)
Indices	(57,919)
Interest Rates U.S.	(36,218)
Interest Rates Non-U.S.	(29,877)
Livestock	(10,600)
Metals	(16,160)
Softs	(15,423)

Total unrealized depreciation on open futures contracts	(279,797)

Net unrealized appreciation on open futures contracts	$771,969	*

Assets
Forward Contracts
Currencies	$1,153,761
Metals	187,214

Total unrealized appreciation on open forward contracts	1,340,975

Liabilities
Forward Contracts
Currencies	(1,008,754)
Metals	(202,342)

Total unrealized depreciation on open forward contracts	(1,211,096)

Net unrealized appreciation on open forward contracts	$129,879	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2015
Futures Contracts
Energy	$58,972
Grains	117,568
Indices	28,068
Interest Rates U.S.	15,680
Interest Rates Non-U.S.	67,737
Livestock	50
Metals	31,773
Softs	5,812

Total unrealized appreciation on open futures contracts	325,660

Liabilities
Futures Contracts
Energy	(348,408)
Grains	(2,200)
Indices	(56,985)
Interest Rates U.S.	(16,998)
Interest Rates Non-U.S.	(69,464)
Livestock	(52,508)
Metals	(9,060)
Softs	(41,217)

Total unrealized depreciation on open futures contracts	(596,840)

Net unrealized depreciation on open futures contracts	$(271,180)	*

Assets
Forward Contracts
Currencies	$1,519,936
Metals	31,777

Total unrealized appreciation on open forward contracts	1,551,713

Liabilities
Forward Contracts
Currencies	(1,456,297)
Metals	(167,105)

Total unrealized depreciation on open forward contracts	(1,623,402)

Net unrealized depreciation on open forward contracts	$(71,689)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2016		2015		2016		2015
Currencies	$(520,747)		$(490,524)		$(178,376)		$446,939
Energy	(774,669)		(843,756)		(607,257)		(806,932)
Grains	180,249		(498,374)		25,731		(546,697)
Indices	(388,195)		(485,904)		(655,377)		395,093
Interest Rates U.S.	65,889		(297,136)		(9,886)		(33,126)
Interest Rates Non-U.S.	781,915		(1,121,632)		1,596,393		(292,731)
Livestock	1,278		(17,990)		(33,420)		(56,820)
Metals	96,932		(442,639)		(284,684)		(552,411)
Softs	(151,442)		(264,576)		(341,412)		28,116

Total	$(708,790	) *	$(4,462,531	) *	$(488,288	) *	$(1,418,569	) *

* This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,051,766	$1,051,766	$-	$-
Forwards	1,340,975	187,214	1,153,761	-
U.S. Treasury bills	4,998,904	-	4,998,904	-

Total assets	$7,391,645	$1,238,980	$6,152,665	$-

Liabilities
Futures	$279,797	$279,797	$-	$-
Forwards	1,211,096	202,342	1,008,754	-

Total liabilities	$1,490,893	$482,139	$1,008,754	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$325,660	$325,660	$-	$-
Forwards	1,551,713	31,777	1,519,936	-
U.S. Treasury bills	18,248,802	-	18,248,802	-

Total assets	$20,126,175	$357,437	$19,768,738	$-

Liabilities
Futures	$596,840	$596,840	$-	$-
Forwards	1,623,402	167,105	1,456,297	-

Total liabilities	$2,220,242	$763,945	$1,456,297	$-

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 24.3% to 38.9% of the Partnership’s/Master’s contracts are traded OTC.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of the futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

7.	Subsequent Events:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2016, Partnership capital decreased 12.4% from $26,761,029 to $23,439,285. This decrease was attributable to the net loss of $1,322,291, coupled with the redemptions of 1,335.0770 Class A Limited Partner Redeemable Units totaling $1,997,853 and redemptions of 15.4120 Class A General Partner Redeemable Units totaling $25,000, which was partially offset by the subscriptions of 15.9460 Class A Limited Partner Redeemable Units totaling $23,400. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, subscriptions, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2016, the Master’s capital decreased 10.0% from $27,017,432 to $24,308,422. This decrease was attributable to the net loss of $579,029, coupled with the redemptions of 1,078.7486 Redeemable Units totaling $2,140,943 and the distribution of interest income to the feeder fund totaling $12,438, which was partially offset by the subscriptions of 12.1684 Redeemable Units totaling $23,400. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” of the financial statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s second quarter of 2016, the net asset value per Class A Redeemable Unit decreased 4.3% from $1,559.35 to $1,492.99 as compared to a decrease of 15.1% in the second quarter of 2015. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2016 of $708,790. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices and softs and were partially offset by gains in grains, U.S. and non-U.S interest rates, livestock and metals. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2015 of $4,462,531. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, livestock, metals, U.S. and non-U.S. interest rates and softs.

The most significant losses were incurred within the energy complex during April and June from short positions in natural gas futures as prices increased after warmer-than-expected weather in the U.S. spurred speculation of a tightening market. Additional losses in this complex were experienced during May from short positions in crude oil and its related products as prices rallied as U.S. crude production continued to decline. Within the currency sector, losses were recorded during April from short positions in the British pound versus the U.S. dollar after the pound strengthened as fears the United Kingdom might vote to exit the E.U. began to prematurely subside. During May, losses in currencies were incurred from short U.S. dollar positions against a variety of currencies after the dollar steadily strengthened. During June, losses were recorded in the currency markets from positioning in the euro due to choppy price action leading up to and after the decision of the U.K. to leave the E.U. Within the global stock index sector, losses were incurred during April from short global equity index futures positions as prices moved higher as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks. Additional losses in this sector were recorded during June from long U.S., Asian, and European equity index futures positions as prices declined amid investor anxiety following the U.K’s decision to leave the E.U. The Partnership’s losses for the quarter were partially offset by gains achieved within the global interest rate sector during May from long positions in European fixed income futures as prices moved higher as sluggish regional economic growth and continued low inflation spurred investor demand. Gains were also recorded within the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the E.U. increased demand for the relative “safety” of government debt. Within the metals sector, gains were achieved during June from long precious metals futures positions as prices increased after the U.K. referendum triggered a flight to “safe haven” products. Additional gains were recorded within the agricultural sector during June from long soybean futures positions as prices rose after U.S. Department of Agriculture report reduced its crop estimates.

During the Partnership’s six months ended June 30, 2016, the net asset value per Class A Redeemable Unit decreased 5.0% from $1,571.03 to $1,492.99 as compared to a decrease of 8.0% in the six months ended June 30, 2015. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2016 of $488,288. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. interest rates, livestock, metals and softs and were partially offset by gains in grains and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2015 of $1,418,569. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by gains in currencies, indices and softs.

The most significant losses were recorded within the global stock indices during January from long positions amid a steep sell-off in equities as global growth concerns persisted to start the New Year. During April, further losses were incurred from short global equity index futures positions as prices moved higher as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks. Additional losses in this sector were recorded during June from long U.S., Asian, and European equity index futures positions. Within the energy complex, losses were experienced during March and May from short positions in crude oil and its related products as prices rallied as U.S. crude production continued to decline. Additional losses in this complex were experienced during April and June from short positions in natural gas futures as prices increased after warmer-than-expected weather in the U.S. spurred speculation of a tightening market. Within the metals complex, losses were incurred during January and February from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve after the Chinese government signaled increased support for economic stimulus. Further losses within the metals were incurred during May from long positions in precious metals futures positions as prices declined. In the currencies sector, losses were recorded during February from short positions in the Canadian dollar, New Zealand dollar, and Japanese yen as the relative value of the U.S. dollar weakened amid concern of growing vulnerability of the U.S. economy. During April, losses in currencies were recorded from short positions in the British pound versus the U.S. dollar after the pound strengthened as fears the United Kingdom might vote to exit the E.U. began to prematurely subside.

During May, losses were incurred from short U.S. dollar positions against a variety of currencies after the dollar steadily strengthened. During June, losses were recorded in the currency markets from positioning in the euro due to choppy price action leading up to and after the decision of the U.K. to leave the E.U. In the agricultural markets, losses were recorded during January from short corn futures positions as prices rose after a strong U.S. export sales report and adverse weather conditions in Brazil. Additional losses in this sector were incurred during March from short wheat and soybean futures positions as prices increased as the U.S. dollar’s decline improved U.S. export prospects. Further losses in these markets were incurred during the first half of the April from long sugar futures positions and during May from long futures positions in cocoa. The Partnership’s losses for the first six months of the year were offset by gains achieved within the global interest rates sector during January and February primarily from long European bond futures positions as prices increased following dovish comments released by the European Central Bank and a flight-to-quality due to global growth concerns. Further gains from long European bond futures positions were recorded during May. In June, additional gains were achieved within this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the E.U. increased demand for the relative “safety” of government debt.

Commodity markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility for profit. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial, and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership and the Master expect to increase capital through operations.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S Treasury bills and money market mutual fund securities will be retained by the Partnership. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by the General Partner. Interest income allocated from the Master for the three and six months ended June 30, 2016 increased by $9,640 and $22,618, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account, (2) the amount of Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Master, and (3) interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2016 decreased by $28,181 and $52,717, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is due to a decrease in average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2016 decreased by $20,998 and $39,359, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to a decrease in average net assets during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2016 decreased by $13,998 and $26,236, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to a decrease in average net assets during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2016. Trading performance for the three and six months ended June 30, 2015 resulted in incentive fees of $0 and $84,431, respectively. To the extent the Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

All or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Partnership and the Master are speculative commodity pools. The market sensitive instruments held by the Master are acquired for speculative trading purposes. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended June 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of June 30, 2016, the Master’s total capitalization was $24,308,422 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2016 was as follows:

		June 30, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$792,268	3.26%	$1,794,491	$689,729	$1,299,894
Energy	196,856	0.81%	460,570	103,492	203,145
Grains	214,137	0.88%	305,452	119,774	181,251
Indices	515,118	2.12%	1,289,561	515,118	973,212
Interest Rates U.S.	173,514	0.71%	342,282	41,873	143,541
Interest Rates Non-U.S.	494,519	2.03%	799,204	348,978	602,110
Livestock	48,758	0.20%	89,430	35,294	66,275
Metals	438,746	1.81%	607,745	233,390	416,953
Softs	103,325	0.43%	154,290	79,977	118,700

Total	$2,977,241	12.25%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2016, there were additional subscriptions of 15.9460 Class A Redeemable Units totaling $23,400. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c ) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	32.3890	$1,467.46	N/A	N/A
May 1, 2016 - May 31, 2016	489.5760	$1,442.00	N/A	N/A
June 1, 2016 - June 30, 2016	504.6090	$1,492.99	N/A	N/A
	1,026.5740	$1,467.87

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

10.2(b)

U.S. Treasury Securities Purchase Authorization Agreement, among the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.3

Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

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

Letter extending Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc., dated June 1, 2015 (filed as Exhibit 10.5(d) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference)

.

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

POTOMAC FUTURES FUND L.P.

By: Ceres Managed Futures LLC (General Partner)

By: /s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 11, 2016

By: /s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 11, 2016