Form 10-Q
period 2016-09-30
POTOMAC FUTURES FUND LP
filed 2016-11-10
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer X  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No X

As of October 31, 2016, 13,437.3098 Limited Partnership Redeemable Units of Class A were outstanding and 0.0000 Limited Partnership Redeemable Units of Class Z were outstanding.

POTOMAC FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Potomac Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015

Assets:
Investment in the Master (1), at fair value	$19,890,891	$27,018,218
Cash at MS&Co.	105,934	137,589
Cash at bank	412	-

Total assets	$19,997,237	$27,155,807

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$32,905	$45,260
Management fees	24,839	33,738
General Partner fees	16,559	22,492
Professional fees	93,343	120,019
Redemptions payable to General Partner	34,999	-
Redemptions payable to Limited Partners	365,339	173,269

Total liabilities	567,984	394,778

Partners’ Capital:
General Partner, Class A, 0.0000 and 192.5786 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	-	302,546
General Partner, Class Z, 227.8640 and 0.0000 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	217,637	-
Limited Partners, Class A, 13,540.3808 and 16,841.5078 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	19,211,616	26,458,483

Total partners’ capital (net asset value)	19,429,253	26,761,029

Total liabilities and partners’ capital	$19,997,237	$27,155,807

Net asset value per Redeemable Unit:
Class A	$1,418.84	$1,571.03

Class Z	$955.12	$-

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Master	$12,128	$842	$35,747	$1,843

Expenses:
Expenses allocated from the Master	47,578	53,028	161,938	187,244
Ongoing selling agent fees	111,135	142,571	369,372	453,525
Management fees	83,889	106,352	276,682	338,504
General Partner fees	55,926	70,901	184,456	225,667
Incentive fees	-	-	-	84,431
Professional fees	110,731	64,353	274,433	164,006

Total expenses	409,259	437,205	1,266,881	1,453,377

Net investment loss	(397,131)	(436,363)	(1,231,134)	(1,451,534)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(44,907)	85,115	(1,772,295)	941,226
Net change in unrealized gains (losses) on open contracts allocated from the Master	(613,239)	1,182,043	625,861	(1,092,637)

Total trading results	(658,146)	1,267,158	(1,146,434)	(151,411)

Net income (loss)	$(1,055,277)	$830,795	$(2,377,568)	$(1,602,945)

Net income (loss) allocation by Class:
Class A	$(1,043,406)	$830,795	$(2,365,697)	$(1,602,945)

Class Z	$(11,871)	$-	$(11,871)	$-

Net asset value per Redeemable Unit:
Class A (13,540.3808 and 17,291.0774 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$1,418.84	$1,587.77	$1,418.84	$1,587.77

Class Z (227.8640 and 0.0000 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$955.12	$-	$955.12	$-

Net income (loss) per Redeemable Unit:*
Class A	$(74.15)	$46.00	$(152.19)	$(88.84)

Class Z	$(44.88)	$-	$(44.88)	$-

Weighted average Redeemable Units outstanding:
Class A	14,896.6471	17,870.6984	16,123.1340	17,897.3525

Class Z	264.5080	-	264.5080	-

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2015	$26,761,029	17,034.0864	$-	-	$26,761,029	17,034.0864
Subscriptions - Limited Partners	193,400	128.0540	-	-	193,400	128.0540
Subscriptions - General Partner	-	-	264,508	264.5080	264,508	264.5080
Net income (loss)	(2,365,697)	-	(11,871)	-	(2,377,568)	-
Redemptions - Limited Partners	(5,087,608)	(3,429.1810)	-	-	(5,087,608)	(3,429.1810)
Redemptions - General Partner	(289,508)	(192.5786)	(35,000)	(36.6440)	(324,508)	(229.2226)

Partners’ Capital, September 30, 2016	$19,211,616	13,540.3808	$217,637	227.8640	$19,429,253	13,768.2448

Partners’ Capital, December 31, 2014	$30,242,428	18,037.8864	$-	-	$30,242,428	18,037.8864
Subscriptions - Limited Partners	2,157,466	1,261.3340	-	-	2,157,466	1,261.3340
Net income (loss)	(1,602,945)	-	-	-	(1,602,945)	-
Redemptions - Limited Partners	(3,342,633)	(2,008.1430)	-	-	(3,342,633)	(2,008.1430)

Partners’ Capital, September 30, 2015	$27,454,316	17,291.0774	$-	-	$27,454,316	17,291.0774

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Campbell Master Fund L.P. (the “Master”) are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”). The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. All trading decisions for the Partnership are made by Campbell & Company, Inc. (the “Advisor”).

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The units of the Master are used solely for accounting purposes and do not represent legally distinct units. The Master permits accounts managed by the Advisor using the Campbell Managed Futures Portfolio (formerly, Financial, Metal and Energy Large Portfolio), a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this “master/feeder” structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2016.

As of March 22, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to February 29, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units were first issued on July 1, 2016 at $1,000 per Redeemable Unit. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Units are identical, except that Class Z Redeemable Units are not subject to monthly ongoing selling agent fees.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

As of September 30, 2016 and December 31, 2015, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and the changes in partners’ capital for the nine months ended September 30, 2016 and 2015. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment. The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per Redeemable Unit as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5, “Fair Value Measurements.”

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of ($18,276) and ($302,271) as of September 30, 2016 and December 31, 2015, respectively. The cost of foreign currencies was ($18,260) and ($302,962) as of September 30, 2016 and December 31, 2015, respectively.

Fair Value of Financial Instruments. The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2016 and December 31, 2015 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2016 and 2015 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $6,995,318 and $18,249,423 at September 30, 2016 and December 31, 2015, respectively)	$6,998,622	$18,248,802
Cash at MS&Co.	8,719,748	4,153,914
Cash margin	3,900,593	4,970,934
Net unrealized appreciation on open futures contracts	333,487	-

Total equity in trading account	19,952,450	27,373,650
Cash at bank	412	-

Total assets	$19,952,862	$27,373,650

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$271,180
Net unrealized depreciation on open forward contracts	49,788	71,689
Accrued expenses:
Professional fees	13,806	13,349

Total liabilities	63,594	356,218

Partners’ Capital:
General Partner, 0.0000 Redeemable Units at September 30, 2016 and December 31, 2015	-	-
Limited Partners, 10,417.6666 and 13,359.1854 Redeemable Units at September 30, 2016 and December 31, 2015, respectively	19,889,268	27,017,432

Total partners’ capital (net asset value)	19,889,268	27,017,432

Total liabilities and partners’ capital	$19,952,862	$27,373,650

Net asset value per Redeemable Unit	$1,909.19	$2,022.39

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

			Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
	Futures Contracts Purchased
	Energy		18	$14,147	0.07%
	Indices		231	25,732	0.13
	Interest Rates U.S.		132	(19,267)	(0.10)
	Interest Rates Non-U.S.		255	114,579	0.58
	Metals		10	(7,795)	(0.04)
	Softs		69	128,879	0.65

	Total futures contracts purchased			256,275	1.29

	Futures Contracts Sold
	Energy		30	(62,315)	(0.31)
	Grains		194	59,443	0.30
	Indices		22	(1,607)	(0.01)
	Interest Rates U.S.		2	438	0.00 **
	Interest Rates Non-U.S.		45	(197)	(0.00) **
	Livestock		37	98,610	0.50
	Metals		10	(22,463)	(0.11)
	Softs		18	5,303	0.03

	Total futures contracts sold			77,212	0.40

	Net unrealized appreciation on open futures contracts			$333,487	1.69%

	Unrealized Appreciation on Open Forward Contracts
	Currencies		$60,774,745	$580,064	2.92%
	Metals		86	152,157	0.77

	Total unrealized appreciation on open forward contracts			732,221	3.69

	Unrealized Depreciation on Open Forward Contracts
	Currencies		$81,880,102	(648,514)	(3.26)
	Metals		45	(133,495)	(0.67)

	Total unrealized depreciation on open forward contracts			(782,009)	(3.93)

	Net unrealized depreciation on open forward contracts			$(49,788)	(0.24)%

	U.S. Government Securities
Face Amount	Maturity Date	Description		Fair Value	% of Partners’ Capital
$ 7,000,000	11/17/2016	U.S. Treasury bills, 0.28% * (Amortized cost of $6,995,318)		$6,998,622	35.19%

*	Liquid non-cash held as collateral.
**	Due to rounding

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

December 31, 2015

			Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy			9	$2,402	0.01%
Indices			83	(27,153)	(0.10)
Interest Rates Non-U.S.			317	(3,835)	(0.01)
Softs			44	2,001	0.01

Total futures contracts purchased				(26,585)	(0.09)

Futures Contracts Sold
Energy			164	(291,838)	(1.08)
Grains			283	115,368	0.42
Indices			97	(1,764)	(0.01)
Interest Rates U.S.			156	(1,318)	(0.00) **
Interest Rates Non-U.S.			156	2,108	0.01
Livestock			25	(52,458)	(0.19)
Metals			69	22,713	0.08
Softs			12	(37,406)	(0.14)

Total futures contracts sold				(244,595)	(0.91)

Net unrealized depreciation on open futures contracts				$(271,180)	(1.00)%

Unrealized Appreciation on Open Forward Contracts
Currencies			$94,443,179	$1,519,936	5.63%
Metals			42	31,777	0.12

Total unrealized appreciation on open forward contracts				1,551,713	5.75

Unrealized Depreciation on Open Forward Contracts
Currencies			$86,905,702	(1,456,297)	(5.39)
Metals			159	(167,105)	(0.62)

Total unrealized depreciation on open forward contracts				(1,623,402)	(6.01)

Net unrealized depreciation on open forward contracts				$(71,689)	(0.26)%

U.S. Government Securities
Face Amount	Maturity Date	Description		Fair Value	% of Partners’ Capital
$18,250,000	1/21/2016	U.S. Treasury bills, 0.0125% * (Amortized cost of $18,249,423)		$18,248,802	67.54%

*	Liquid non-cash held as collateral.
**	Due to rounding

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$12,128	$842	$35,747	$1,843

Expenses:
Clearing fees	27,474	32,662	100,791	114,865
Professional fees	20,104	20,366	61,147	72,379

Total expenses	47,578	53,028	161,938	187,244

Net investment loss	(35,450)	(52,186)	(126,191)	(185,401)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(44,907)	85,115	(1,772,295)	941,226
Net change in unrealized gains (losses) on open contracts	(613,239)	1,182,043	625,861	(1,092,637)

Total trading results	(658,146)	1,267,158	(1,146,434)	(151,411)

Net income (loss)	(693,596)	1,214,972	(1,272,625)	(336,812)
Subscriptions - Limited Partners	170,000	322,474	193,400	2,157,466
Redemptions - Limited Partners	(3,887,830)	(1,560,804)	(6,028,773)	(4,462,443)
Distribution of interest income to feeder fund	(7,728)	(246)	(20,166)	(1,247)

Net increase (decrease) in Partners’ Capital	(4,419,154)	(23,604)	(7,128,164)	(2,643,036)
Partners’ Capital, beginning of period	24,308,422	28,081,220	27,017,432	30,700,652

Partners’ Capital, end of period	$19,889,268	$28,057,616	$19,889,268	$28,057,616

Net asset value per Redeemable Unit (10,417.6666 and 13,910.4874 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$1,909.19	$2,017.01	$1,909.19	$2,017.01

Net income (loss) per Redeemable Unit*	$(67.61)	$84.89	$(111.56)	$(25.32)

Weighted average Redeemable Units outstanding	11,307.7469	14,441.4800	12,330.6615	14,640.0030

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

Class A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(47.72)	$70.42	$(76.01)	$(7.61)
Net investment loss	(26.43)	(24.42)	(76.18)	(81.23)

Increase (decrease) for the period	(74.15)	46.00	(152.19)	(88.84)
Net asset value per Redeemable Unit, beginning of period	1,492.99	1,541.77	1,571.03	1,676.61

Net asset value per Redeemable Unit, end of period	$1,418.84	$1,587.77	$1,418.84	$1,587.77

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Ratios to Average Limited Partner’s Capital: **
Net investment loss ***	(7.3)%	(6.2)%	(6.8)%	(6.5)%

Operating expenses	7.5%	6.2%	7.0%	6.2%
Incentive fees	-%	-%	-%	0.3%

Total expenses	7.5%	6.2%	7.0%	6.5%

Total return:
Total return before incentive fees	(5.0)%	3.0%	(9.7)%	(5.0)%
Incentive fees	-%	-%	-%	(0.3)%

Total return after incentive fees	(5.0)%	3.0%	(9.7)%	(5.3)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for incentive fees).

***	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance
(for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(64.47)	$88.57	$(101.33)	$(12.46)
Net investment loss	(3.14)	(3.68)	(10.23)	(12.86)

Increase (decrease) for the period	(67.61)	84.89	(111.56)	(25.32)
Distribution of interest income to feeder fund	(0.68)	(0.02)	(1.64)	(0.08)
Net asset value per Redeemable Unit, beginning of period	1,977.48	1,932.14	2,022.39	2,042.41

Net asset value per Redeemable Unit, end of period	$1,909.19	$2,017.01	$1,909.19	$2,017.01

Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(0.6)%	(0.7)%	(0.7)%	(0.8)%

Operating expenses	0.8%	0.7%	0.9%	0.8%

Total return	(3.5)%	4.4%	(5.6)%	(1.2)%

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

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro rata share of the results of the Master’s trading activities is shown in the Partnership’s Statements of Income and Expenses.

The futures brokerage account agreements with MS&Co. give the Partnership and the Master the legal right to net unrealized gains and losses on open futures and on open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Partnership.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2016 and 2015 were 1,164 and 829, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2016 and 2015, were 1,148 and 1,236, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2016 and 2015 were 219 and 457, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2016 and 2015 were 279 and 481, respectively. The monthly average notional values of currency forward contracts held during the three months ended September 30, 2016 and 2015 were $205,968,375 and $304,427,503, respectively. The monthly average notional values of currency forward contracts held during the nine months ended September 30, 2016 and 2015 were $265,147,825 and $337,390,511, respectively.

The following tables summarize the gross and net amounts relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2016 and December 31, 2015, respectively.

September 30, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets:
Futures	$603,601	$(270,114)	$333,487	$-	$-	$333,487
Forwards	732,221	(732,221)	-	-	-	-

Total assets	$1,335,822	$(1,002,335)	$333,487	$-	$-	$333,487

Liabilities:
Futures	$(270,114)	$270,114	$-	$-	$-	$-
Forwards	(782,009)	732,221	(49,788)	-	-	(49,788)

Total liabilities	$(1,052,123)	$1,002,335	$(49,788)	$-	$-	$(49,788)

Net fair value						$283,699	*

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets:
Futures	$325,660	$(325,660)	$-	$-	$-	$-
Forwards	1,551,713	(1,551,713)	-	-	-	-

Total assets	$1,877,373	$(1,877,373)	$-	$-	$-	$-

Liabilities:
Futures	$(596,840)	$325,660	$(271,180)	$-	$-	$(271,180)
Forwards	(1,623,402)	1,551,713	(71,689)	-	-	(71,689)

Total liabilities	$(2,220,242)	$1,877,373	$(342,869)	$-	$-	$(342,869)

Net fair value						$(342,869)	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee may be available in the event of a default.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2016 and December 31, 2015.

	September 30, 2016
Assets
Futures Contracts
Energy	$17,775
Grains	112,955
Indices	89,533
Interest Rates U.S.	2,618
Interest Rates Non-U.S.	124,461
Livestock	98,610
Metals	12,580
Softs	145,069

Total unrealized appreciation on open futures contracts	603,601

Liabilities
Futures Contracts
Energy	(65,943)
Grains	(53,512)
Indices	(65,408)
Interest Rates U.S.	(21,447)
Interest Rates Non-U.S.	(10,079)
Metals	(42,838)
Softs	(10,887)

Total unrealized depreciation on open futures contracts	(270,114)

Net unrealized appreciation on open futures contracts	$333,487	*

Assets
Forward Contracts
Currencies	$580,064
Metals	152,157

Total unrealized appreciation on open forward contracts	732,221

Liabilities
Forward Contracts
Currencies	(648,514)
Metals	(133,495)

Total unrealized depreciation on open forward contracts	(782,009)

Net unrealized depreciation on open forward contracts	$(49,788)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets
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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2016		2015		2016		2015
Currencies	$(393,503)		$600,643		$(571,879)		$1,047,582
Energy	(296,477)		442,964		(903,734)		(363,968)
Grains	344,095		(245,228)		369,826		(791,925)
Indices	(212,728)		97,026		(868,105)		492,119
Interest Rates U.S.	(164,904)		(238,183)		(174,790)		(271,309)
Interest Rates Non-U.S.	(128,118)		105,463		1,468,275		(187,268)
Livestock	(74,221)		852,577		(107,641)		795,757
Metals	198,560		(24,613)		(86,124)		(577,024)
Softs	69,150		(323,491)		(272,262)		(295,375)

Total	$(658,146)	*	$1,267,158	*	$(1,146,434)	*	$(151,411)	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$603,601	$603,601	$-	$-
Forwards	732,221	152,157	580,064	-
U.S. Treasury bills	6,998,622	-	6,998,622	-

Total assets	$8,334,444	$755,758	$7,578,686	$-

Liabilities
Futures	$270,114	$270,114	$-	$-
Forwards	782,009	133,495	648,514	-

Total liabilities	$1,052,123	$403,609	$648,514	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$325,660	$325,660	$-	$-
Forwards	1,551,713	31,777	1,519,936	-
U.S. Treasury bills	18,248,802	-	18,248,802	-

Total assets	$20,126,175	$357,437	$19,768,738	$-

Liabilities
Futures	$596,840	$596,840	$-	$-
Forwards	1,623,402	167,105	1,456,297	-

Total liabilities	$2,220,242	$763,945	$1,456,297	$-

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 20.4% to 42.8% of the Partnership’s/Master’s contracts are traded OTC.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2016, Partnership’s capital decreased 27.4% from $26,761,029 to $19,429,253. This decrease was attributable to the net loss of $2,377,568, coupled with the redemptions of 3,429.1810 Class A Limited Partner Redeemable Units totaling $5,087,608 and redemptions of 192.5786 Class A General Partner Redeemable Units totaling $289,508 and redemptions of 36.6440 Class Z General Partner Redeemable Units totaling $35,000, which was partially offset by the subscriptions of 128.0540 Class A Limited Partner Redeemable Units totaling $193,400 and subscriptions of 264.5080 Class Z General Partner Redeemable Units totaling $264,508. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, subscriptions, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2016, the Master’s capital decreased 26.4% from $27,017,432 to $19,889,268. This decrease was attributable to the net loss of $1,272,625, coupled with the redemptions of 3,038.1627 Redeemable Units totaling $6,028,773 and the distribution of interest income to feeder funds totaling $20,166, which was partially offset by the subscriptions of 96.6439 Redeemable Units totaling $193,400. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the financial statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net changes in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s third quarter of 2016, the net asset value per Class A Redeemable Unit decreased 5.0% from $1,492.99 to $1,418.84, as compared to an increase of 3.0% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Class Z Redeemable Unit decreased 4.5% from $1,000.00 to $955.12. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the third quarter of 2016 of $658,146. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates, and livestock and were partially offset by gains in grains, metals, and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2015 of $1,267,158. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, livestock, and non-U.S. interest rates and were partially offset by losses in grains, metals, softs and U.S. interest rates.

The most significant losses were incurred within the global interest rate sector during August from long positions in U.S. fixed income futures as prices declined as U.S. Federal Reserve (“Fed”) Chair Janet Yellen’s hawkish comments on U.S. monetary policy bolstered speculation that the central bank could raise interest rates in the coming months. Additional losses in this sector were recorded from long global fixed income futures positions as uncertainty and nervousness over central bank interest rate decisions drove prices lower during the first half of September. In the currency sector, losses were recorded during the third quarter from short positions in the euro versus the U.S. dollar as the relative value of the euro rebounded after concern regarding the U.K. referendum vote to leave the E.U. subsided and the relative value of the dollar decreased during late September following the Fed meeting decision not to tighten monetary policy. Within the energy complex, losses were incurred during August and September from short positions in crude oil and its related products as prices increased after reports surfaced and were confirmed that the Organization of the Petroleum Exporting Countries (“OPEC”) would curtail oil production. Losses within the metals complex were experienced primarily during August from long positions in precious metals futures as prices moved lower due to weakening investor demand. The Partnership’s losses for the quarter were partially offset by gains achieved within the global stock index sector during July as prices rose after investors looked past geopolitical concerns and focused on better-than-expected economic fundamental data. Within the agricultural markets, gains were experienced during August from short positions in wheat and corn futures as prices moved lower as positive weather conditions in the world’s grain growing regions added to a global supply glut. Additional gains were achieved in the agriculturals during September from long positions in sugar futures as prices moved higher due to unfavorable growing conditions threatening crop yields in Brazil and India, the world’s largest sugar cane growers.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Class A Redeemable Unit decreased 9.7% from $1,571.03 to $1,418.84 as compared to a decrease of 5.3% in the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Class Z Redeemable Unit decreased 4.5% from $1,000.00 to $955.12. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $1,146,434. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. interest rates, livestock, metals and softs and were partially offset by gains in grains and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2015 of $151,411. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in currencies, indices and livestock.

The most significant losses were incurred within the energy complex during March and May from short positions in crude oil and its related products as prices rallied as U.S. crude production continued to decline. Additional losses in this complex were experienced during April and June from short positions in natural gas futures as prices increased after warmer-than-expected weather in the U.S. spurred speculation of a tightening market. Further losses in the energies were incurred during August and September from short positions crude oil and its related products. In the currency sector, losses were recorded during February from short positions in the Canadian dollar, New Zealand dollar, and Japanese yen as the relative value of the U.S. dollar weakened amid concern of growing vulnerability of the U.S. economy. During April, losses in currencies were recorded from short positions in the British pound versus the U.S. dollar after the pound strengthened as fears the United Kingdom might vote to exit the E.U. began to prematurely subside. During May, losses were incurred from short U.S. dollar positions against a variety of currencies after the dollar steadily strengthened. During June, losses were recorded in the currency markets from positioning in the euro due to choppy price action leading up to and after the decision of the U.K. to leave the E.U. During August losses in this sector were experienced from short positions in the euro versus the U.S. dollar. Within the metals complex, losses were incurred during January and February from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses in this sector were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve after the Chinese government signaled increased support for economic stimulus. Further losses within the metals were incurred during May and August from long positions in precious metals futures positions as prices declined. Within the global stock indices, losses were experienced during January from long positions amid a steep sell-off in equities as global growth concerns persisted to start the New Year. During April, further losses were incurred from short global equity index futures positions as prices moved higher as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks. Additional losses in this sector were recorded during June from global equity index futures positions as priced moved lower and September as prices fluctuated amid speculation surrounding global central bank activity and its consequential effects on the marketplace. In the agricultural markets, losses were recorded during January from short corn futures positions as prices rose after a strong U.S. export sales report and adverse weather conditions in Brazil. Additional losses in this sector were incurred during March from short wheat and soybean futures positions. Further losses in these markets were incurred during the first half of the April from long sugar futures positions, and during May from long futures positions in cocoa. The Partnership’s losses for the first nine months of the year were partially offset by gains achieved within the global interest rates sector during January and February primarily from long European bond futures positions as prices increased following dovish comments released by the European Central Bank and a flight-to-quality due to global growth concerns. Further gains from long European bond futures positions were recorded during May. In June, additional gains were achieved within this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the E.U. increased demand for the relative “safety” of government debt.

Commodity markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership and the Master expects to increase capital through operations.

Interest income on 80% of the Partnership’s average daily equity maintained in cash allocated to it by the Master during each month was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. Interest income allocated from the Master for the three and nine months ended September 30, 2016 increased by $11,286 and $33,904, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S.Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master, and (3) interest rates over which none of the Partnership, the Master or MS&Co. has no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2016 decreased by $31,436 and $84,153, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is due to a decrease in average net assets attributable to Class A Redeemable Units during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2016 decreased by $22,463 and $61,822, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to a decrease in average net assets per Class during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2016 decreased by $14,975 and $41,211, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to a decrease in average net assets per Class during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2016. Trading performance for the three and nine months ended September 30, 2015 resulted in incentive fees of $0 and $84,431, respectively. To the extent the Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors at any time.

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

Market movements result in frequent changes in the fair market value of the Master’s open contracts and, consequently, in its earnings and cash balances. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open contracts and the liquidity of the markets in which it trades.

The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended September 30, 2016 and during the twelve months ended December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, the Master’s total capitalization was $19,889,268, and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2016 was as follows:

September 30, 2016

			Three Months Ended September 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,604,666	8.07%	$1,729,669	$646,992	$1,215,799
Energy	134,266	0.67%	350,493	120,395	216,269
Grains	248,325	1.25%	248,325	160,886	218,911
Indices	1,004,574	5.05%	1,608,399	519,504	1,224,149
Interest Rates U.S.	115,823	0.58%	179,311	11,183	82,027
Interest Rates Non-U.S.	293,872	1.48%	725,912	293,872	530,372
Livestock	67,898	0.34%	68,970	45,045	63,718
Metals	272,404	1.37%	611,787	272,404	417,642
Softs	158,765	0.80%	165,682	80,612	143,186

Total	$3,900,593	19.61%

*	Average of month-end Values at Risk.

As of December 31, 2015, the Master’s total capitalization was $27,017,432 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value of Risk as of December 31, 2015 was as follows:

December 31, 2015

			Twelve Months Ended December 31, 2015
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

Item 4.   Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. dollars in cleared swap segregated accounts in the United States to meet all U.S. dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage-backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co..

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and alleged that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleged that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and sought, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and sought, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserted claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and sought, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2016, there were additional subscriptions of 112.1080 Class A Redeemable Units totaling $170,000 and 264.5080 Class Z Redeemable Units totaling $264,508. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May
July 1, 2016 - July 31, 2016	328.4230	$1,547.14	N/A	N/A
August 1, 2016 - August 31, 2016	1,508.1900	$1,469.51	N/A	N/A
September 1, 2016 - September 30, 2016	257.4910	$1,418.84	N/A	N/A
	2,094.1040	$1,475.45

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

Item 3.  Defaults Upon Senior Securities — None.

Item 4.  Mine Safety Disclosures — Not Applicable.

Item 5.  Other Information — None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By: Ceres Managed Futures LLC
(General Partner)

By: /s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 10, 2016

By: /s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 10, 2016