Form 10-Q
period 2017-03-31
POTOMAC FUTURES FUND LP
filed 2017-05-11
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer Non-accelerated filer X
Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No X

As of April 30, 2017, 20,648.6488 Limited Partnership Redeemable Units of Class A were outstanding and 0.0000 Limited Partnership Redeemable Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Potomac Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016

Assets:
Investment in the Master (1) , at fair value	$30,718,687	$18,270,979
Receivable from General Partner	20,221	-
Cash at MS&Co.	161,256	126,256
Cash at bank	1,022	217

Total assets	$30,901,186	$18,397,452

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$50,822	$30,313
Management fees	38,389	22,816
General Partner fees	25,593	15,210
Professional fees	139,284	114,608
Redemptions payable to Limited Partners	2,518,005	519,960

Total liabilities	2,772,093	702,907

Partners’ Capital:
General Partner, Class Z, 427.0720 and 227.8640 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	385,212	207,926
Limited Partners, Class A, 20,915.1208 and 12,965.3578 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	27,743,881	17,486,619

Total partners’ capital (net asset value)	28,129,093	17,694,545

Total liabilities and partners’ capital	$30,901,186	$18,397,452

Net asset value per Redeemable Unit:
Class A	$1,326.50	$1,348.72

Class Z	$901.98	$912.50

(1)    Defined in Note 1.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income allocated from the Master	$31,308	$13,519

Expenses:
Expenses allocated from the Master	49,160	54,306
Ongoing selling agent fees	156,937	136,131
Management fees	118,499	101,620
General Partner fees	78,999	67,748
Professional fees	43,923	62,284

Total expenses	447,518	422,089
Expenses borne by the General Partner	(20,221)	-

Net expenses	427,297	422,089

Net investment loss	(395,989)	(408,570)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	236,170	(570,754)
Net change in unrealized gains (losses) on closed contracts allocated from the Master	(386,395)	791,256

Total trading results	(150,225)	220,502

Net income (loss)	$(546,214)	$(188,068)

Net income (loss) allocation by Class:
Class A	$(541,723)	$(188,068)

Class Z	$(4,491)	$-

Net asset value per Redeemable Unit:
Class A (20,915.1208 and 16,710.1714 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$1,326.50	$1,559.35

Class Z (427.0720 and 0.0000 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$901.98	$-

Net income (loss) per Redeemable Unit *:
Class A	$(22.22)	$(11.68)

Class Z	$(10.52)	$-

Weighted average Redeemable Units outstanding:
Class A	23,516.6115	16,936.7374

Class Z	427.0720	-

*    Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$17,486,619	12,965.3578	$207,926	227.8640	$17,694,545	13,193.2218
Subscriptions - Limited Partners	15,230,126	11,292.2940	-	-	15,230,126	11,292.2940
Subscriptions - General Partner	-	-	181,777	199.2080	181,777	199.2080
Net income (loss)	(541,723)	-	(4,491)	-	(546,214)	-
Redemptions - Limited Partners	(4,431,141)	(3,342.5310)	-	-	(4,431,141)	(3,342.5310)

Partners’ Capital, March 31, 2017	$27,743,881	20,915.1208	$385,212	427.0720	$28,129,093	21,342.1928

Partners’ Capital, December 31, 2015	$26,761,029	17,034.0864	$-	-	$26,761,029	17,034.0864
Net income (loss)	(188,068)	-	-	-	(188,068)	-
Redemptions - Limited Partners	(490,978)	(308.5030)	-	-	(490,978)	(308.5030)
Redemptions - General Partner	(25,000)	(15.4120)	-	-	(25,000)	(15.4120)

Partners’ Capital, March 31, 2016	$26,056,983	16,710.1714	$-	-	$26,056,983	16,710.1714

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. All trading decisions for the Partnership are made by Campbell & Company, LP (the “Advisor”).

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 173,788.6446 units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992. The units of the Master are used solely for accounting purposes and do not represent legally distinct units. The Master permits accounts managed by the Advisor using the Campbell Managed Futures Portfolio, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this “master/feeder” structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2017.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

As of March 31, 2017 and December 31, 2016, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained with MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

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

The Partnership has also entered into a selling agent agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets for Class A Redeemable Units. Class Z Redeemable Units are not subject to the ongoing selling agent fee. The ongoing selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisors of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

Effective January 1, 2017, the General Partner instituted a cap on the Partnership’s operating expenses such that the General Partner will be responsible for any such expenses to the extent they exceed 0.50% of the Partnership’s net assets in any calendar year.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $180,465 (cost of $178,832) and $18,447 (cost of $18,315) at March 31, 2017 and December 31, 2016, respectively.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2017 and 2016 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Equity in trading account:
Cash at MS&Co.	$23,863,341	$14,519,501
Cash margin	7,009,986	3,511,477
Net unrealized appreciation on open futures contracts	398,097	249,967
Net unrealized appreciation on open forward contracts	-	2,547

Total equity in trading account	31,271,424	18,283,492
Cash at bank	1,022	217

Total assets	$31,272,446	$18,283,709

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$533,479	$-
Accrued expenses:
Professional fees	32,888	17,139

Total liabilities	566,367	17,139

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at March 31, 2017 and December 31, 2016	-	-
Limited Partners, 16,780.6531 and 9,926.8021 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	30,706,079	18,266,570

Total partners’ capital (net asset value)	30,706,079	18,266,570

Total liabilities and partners’ capital	$31,272,446	$18,283,709

Net asset value per Redeemable Unit	$1,829.85	$1,840.13

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	6	$(850)	(0.00)%
Grains	3	(4,860)	(0.02)
Indices	586	263,779	0.86
Interest Rates U.S.	21	(1,586)	(0.01)
Interest Rates Non-U.S.	237	52,963	0.17
Livestock	25	(8,973)	(0.03)
Metals	55	47,675	0.16
Softs	36	9,340	0.03

Total futures contracts purchased		357,488	1.16

Futures Contracts Sold
Energy	40	(71,871)	(0.23)
Grains	223	140,096	0.46
Indices	61	(12,638)	(0.04)
Interest Rates U.S.	39	(11,452)	(0.04)
Interest Rates Non-U.S.	411	(92,261)	(0.30)
Livestock	3	(1,130)	(0.00) *
Metals	11	(2,597)	(0.01)
Softs	101	92,462	0.30

Total futures contracts sold		40,609	0.14

Net unrealized appreciation on open futures contracts		$398,097	1.30%

Unrealized Appreciation on Open Forward Contracts
Currencies	$50,401,406	$623,520	2.03%
Metals	108	95,492	0.31

Total unrealized appreciation on open forward contracts		719,012	2.34

Unrealized Depreciation on Open Forward Contracts
Currencies	$89,480,544	(992,806)	(3.23)
Metals	90	(259,685)	(0.85)

Total unrealized depreciation on open forward contracts		(1,252,491)	(4.08)

Net unrealized depreciation on open forward contracts		$(533,479)	(1.74)%

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$31,308	$13,519

Expenses:
Clearing fees	33,216	33,783
Professional fees	15,944	20,523

Total expenses	49,160	54,306

Net investment loss	(17,852)	(40,787)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	236,170	(570,754)
Net change in unrealized gains (losses) on open contracts	(386,395)	791,256

Total trading results	(150,225)	220,502

Net income (loss)	(168,077)	179,715
Subscriptions - Limited Partners	15,406,942	-
Redemptions - Limited Partners	(2,768,048)	(849,023)
Distribution of interest income to feeder fund	(31,308)	(5,592)

Net increase (decrease) in Partners’ Capital	12,439,509	(674,900)
Partners’ Capital, beginning of period	18,266,570	27,017,432

Partners’ Capital, end of period	$30,706,079	$26,342,532

Net asset value per Redeemable Unit (16,780.6531 and 12,948.7284 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$1,829.85	$2,034.37

Net income (loss) per Redeemable Unit *	$(8.48)	$12.41

Weighted average Redeemable Units outstanding	17,361.2398	13,218.9469

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.   Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

Class A

	Three Months Ended March 31,
	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(5.50)	$12.44
Net investment loss	(16.72)	(24.12)

Increase (decrease) for the period	(22.22)	(11.68)
Net asset value per Redeemable Unit, beginning of period	1,348.72	1,571.03

Net asset value per Redeemable Unit, end of period	$1,326.50	$1,559.35

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(6.0)%	(6.1)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.8%	6.3%
Expenses borne by the General Partner	(0.3)%	-%
Incentive fees	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	6.5%	6.3%

Total return:
Total return before incentive fees	(1.6)%	(0.7)%
Incentive fees	-%	-%

Total return after incentive fees	(1.6)%	(0.7)%

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(7.45)	$15.53
Net investment loss	(1.03)	(3.12)

Increase (decrease) for the period	(8.48)	12.41
Distribution of interest income to feeder fund	(1.80)	(0.43)
Net asset value per Redeemable Unit, beginning of period	1,840.13	2,022.39

Net asset value per Redeemable Unit, end of period	$1,829.85	$2,034.37

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(0.3)%	(0.6)%

Operating expenses	0.7%	0.8%

Total return	(0.5)%	0.6%

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

The futures brokerage account agreements with MS&Co. give the Partnership and the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in its Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2017 and 2016 were 2,011 and 1,140, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended March 31, 2017 and 2016 were 242 and 303, respectively. The monthly average notional values of currency forward contracts traded by the Master during the three months ended March 31, 2017 and 2016 were $161,704,412 and $287,000,698, respectively.

The following tables summarize the gross and net amounts relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2017 and December 31, 2016, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2017	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$841,429	$(443,332)	$398,097	$-	$-	$398,097
Forwards	719,012	(719,012)	-	-	-	-

Total assets	$1,560,441	$(1,162,344)	$398,097	$-	$-	$398,097

Liabilities
Futures	$(443,332)	$443,332	$-	$-	$-	$-
Forwards	(1,252,491)	719,012	(533,479)	-	-	(533,479)

Total liabilities	$(1,695,823)	$1,162,344	$(533,479)	$-	$-	$(533,479)

Net fair value						$(135,382)	*

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$460,215	$(210,248)	$249,967	$-	$-	$249,967
Forwards	419,381	(416,834)	2,547	-	-	2,547

Total assets	$879,596	$(627,082)	$252,514	$-	$-	$252,514

Liabilities
Futures	$(210,248)	$210,248	$-	$-	$-	$-
Forwards	(416,834)	416,834	-	-	-	-

Total liabilities	$(627,082)	$627,082	$-	$-	$-	$-

Net fair value						$252,514	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s non-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee may be available in the event of a default.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2017 and December 31, 2016.

Assets	March 31, 2017
Futures Contracts
Energy	$420
Grains	160,084
Indices	423,376
Interest Rates U.S.	2,765
Interest Rates Non-U.S.	79,491
Livestock	5,287
Metals	58,958
Softs	111,048

Total unrealized appreciation on open futures contracts	841,429

Liabilities
Futures Contracts
Energy	(73,141)
Grains	(24,848)
Indices	(172,235)
Interest Rates U.S.	(15,803)
Interest Rates Non-U.S.	(118,789)
Livestock	(15,390)
Metals	(13,880)
Softs	(9,246)

Total unrealized depreciation on open futures contracts	(443,332)

Net unrealized appreciation on open futures contracts	$398,097	*

Assets
Forward Contracts
Currencies	$623,520
Metals	95,492

Total unrealized appreciation on open forward contracts	719,012

Liabilities
Forward Contracts
Currencies	(992,806)
Metals	(259,685)

Total unrealized depreciation on open forward contracts	(1,252,491)

Net unrealized depreciation on open forward contracts	$(533,479)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2016
Futures Contracts
Energy	$62,240
Grains	59,888
Indices	183,820
Interest Rates U.S.	11,328
Interest Rates Non-U.S.	80,031
Livestock	1,425
Metals	4,785
Softs	56,698

Total unrealized appreciation on open futures contracts	460,215

Liabilities
Futures Contracts
Energy	(2,543)
Grains	(17,524)
Indices	(80,795)
Interest Rates U.S.	(6,265)
Interest Rates Non-U.S.	(39,009)
Livestock	(48,170)
Metals	(4,460)
Softs	(11,482)

Total unrealized depreciation on open futures contracts	(210,248)

Net unrealized appreciation on open futures contracts	$249,967	*

Assets
Forward Contracts
Currencies	$390,539
Metals	28,842

Total unrealized appreciation on open forward contracts	419,381

Liabilities
Forward Contracts
Currencies	(247,055)
Metals	(169,779)

Total unrealized depreciation on open forward contracts	(416,834)

Net unrealized appreciation on open forward contracts	$2,547	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Sector	2017		2016
Currencies	$(946,827)		$342,371
Energy	(694,213)		167,412
Grains	(370,485)		(154,518)
Indices	2,197,216		(267,182)
Interest Rates U.S.	(275,738)		(75,775)
Interest Rates Non-U.S.	(354,772)		814,478
Livestock	(112,660)		(34,698)
Metals	409,604		(381,616)
Softs	(2,350)		(189,970)

Total	$(150,225)	*	$220,502	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$841,429	$841,429	$-	$-
Forwards	719,012	95,492	623,520	-

Total assets	$1,560,441	$936,921	$623,520	$-

Liabilities
Futures	$443,332	$443,332	$-	$-
Forwards	1,252,491	259,685	992,806	-

Total liabilties	$1,695,823	$703,017	$992,806	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$460,215	$460,215	$-	$-
Forwards	419,381	28,842	390,539	-

Total assets	$879,596	$489,057	$390,539	$-

Liabilities
Futures	$210,248	$210,248	$-	$-
Forwards	416,834	169,779	247,055	-

Total liabilties	$627,082	$380,027	$247,055	$-

6.   Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 12.6% to 43.8% of the Partnership’s/Master’s contracts are traded OTC.

Potomac Futures Fund L.P.

Notes to Financial Statements

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership/Master’s counterparty is an exchange or clearing organization.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

In the ordinary course of business, the Master enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Master’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Master. The Master considers the risk of any future obligation relating to these indemnifications to be remote.

7.   Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in trading accounts, consisting of cash at MS&Co., cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, investment in U.S. Treasury bills at fair value, if applicable, and cash at bank. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Master’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Master from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, Partnership’s capital increased 59.0% from $17,694,545 to $28,129,093. This increase was attributable to the subscriptions of 11,292.2940 Class A Limited Partner Redeemable Units totaling $15,230,126 and subscriptions of 199.2080 Class Z General Partner Redeemable Units totaling $181,777 which was partially offset by the net loss of $546,214, coupled with the redemptions of 3,342.5310 Class A Limited Partner Redeemable Units totaling $4,431,141,. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, the Master’s capital increased 68.1% from $18,266,570 to $30,706,079. This increase was attributable to the subscriptions of 8,372.5588 Redeemable Units totaling $15,406,942 which was partially offset by the net loss of $168,077, coupled with the redemptions of 1,518.7078 Redeemable Units totaling $2,768,048 and the distribution of interest income to feeder funds totaling $31,308. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s or the Master’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

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

Results of Operations

During the Partnership’s first quarter of 2017, the net asset value per Class A Redeemable Unit decreased 1.6% from $1,348.72 to $1,326.50, as compared to an decrease of 0.7% in the first quarter of 2016. During the Partnership’s first quarter of 2017, the net asset value per Class Z Redeemable Unit decreased 1.2% from $912.50 to $901.98. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2017 of $150,225. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, and softs and were partially offset by gains in indices and metals. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2016 of $220,502. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy and non-U.S. interest rates and were partially offset by losses in grains, indices, livestock, metals, softs and U.S. interest rates.

The most significant losses were incurred within the currency markets during January and March from short positions in the Canadian dollar, Japanese yen, Swedish krona, and British pound versus the U.S. dollar as the relative value of the dollar depreciated as investors revised their expectations for further interest rate hikes in 2017. Within the energy sector, losses were incurred during January through March from long positions in crude oil and its related products as prices fell due to growing global stockpiles. Additional losses within the energy complex were experienced during January and March from positions in natural gas futures. Within the global interest rate markets, losses were experienced during January and March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment in central banks across the globe. Within the agricultural markets, losses were incurred during January from short positions in soybean futures as prices rose following concerns that floods in Argentina could reduce crop yields. Additional losses were experienced during the first half February from short positions in wheat futures as prices rose following an improved outlook for U.S. exports. A portion of the Partnership’s losses during the quarter was offset by trading gains achieved during February and March from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. and Asian equity index futures during January. Additional gains were experienced within the metals sector during January and February from long positions in industrial metals futures as prices increased amid a combination of bullish fundamentals, especially from China, and some supply disruptions.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations and rapid inflation increases the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership and the Master depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership and the Master expect to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three months ended March 31, 2017 increased by $17,789, as compared to the corresponding period in 2016. The increase in interest income is primarily due to higher interest rates during the three months ended March 31, 2017 as compared to the corresponding period in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master, and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2017 increased by $20,806, as compared to the corresponding period in 2016. The increase in ongoing selling agent fees is due to an increase in average net assets attributable to Class A Redeemable Units during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three months ended March 31, 2017 increased by $16,879, as compared to the corresponding period in 2016. The increase in management fees is due to an increase in average net assets per Class during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2017 increased by $11,251, as compared to the corresponding period in 2016. The increase in General Partner fees is due to an increase in average net assets per Class during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2017 and 2016. The Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

Quantifying the Master’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Master accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Master’s open positions are directly reflected in the Master’s earnings and cash flow.

The Master’s risk exposure in the market sectors traded by the Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisor in their daily risk management activities.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average value at any point during the three months ended March 31, 2017 and during the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, the Master’s total capitalization was $30,706,079 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2017 was as follows:

March 31, 2017

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,166,525	7.06%	$3,373,078	$1,293,806	$2,890,678
Energy	150,374	0.49	402,435	113,089	206,123
Grains	263,806	0.86	307,313	51,343	206,103
Indices	2,562,367	8.34	16,898,618	1,203,212	2,591,176
Interest Rates U.S.	46,455	0.15	317,766	26,506	108,829
Interest Rates Non-U.S.	466,434	1.52	703,102	252,227	575,203
Livestock	48,400	0.16	60,143	1,320	29,580
Metals	881,515	2.87	881,515	204,394	783,541
Softs	260,260	0.85	268,675	73,590	187,073

Total	$6,846,136	22.30%

*	Average of month-end Values at Risk.

As of December 31, 2016, the Master’s total capitalization was $18,266,570 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value of Risk as of December 31, 2016 was as follows:

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

Item 4.  Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2017, there were additional subscriptions of 11,292.2940 Class A Redeemable Units totaling $15,230,126 and 199.2080 Class Z Redeemable Units totaling $181,777.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests, including futures contracts, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	704.6520	$1,299.78	N/A	N/A
February 1, 2017 - February 28, 2017	739.6470	$1,348.27	N/A	N/A
March 1, 2017 - March 31, 2017	1,898.2320	$1,326.50	N/A	N/A
	3,342.5310	$1,325.68

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

Item 3. Defaults Upon Senior Securities. — None.

Item 4. Mine Safety Disclosures. — Not Applicable.

Item 5. Other Information. — None.

Item 6.  Exhibits.

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

(d)

Letter extending Management Agreement among the Partnership, the General Partner and Campbell & Company, LP, dated June 1, 2016 (filed as Exhibit 10.5(d) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

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

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.