Form 10-Q
period 2017-06-30
POTOMAC FUTURES FUND LP
filed 2017-08-10
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes       No X

As of July 31, 2017, 18,611.3188 Limited Partnership Class A Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Potomac Futures Fund L.P.

Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets:

Investment in the Master (1), at fair value	$25,060,655	$18,270,979
Receivable from General Partner	37,300	-
Cash at MS&Co.	156,459	126,256
Cash at bank	825	217

Total assets	$25,255,239	$18,397,452

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$41,493	$30,313
Management fees	31,395	22,816
General Partner fees	20,930	15,210
Professional fees	98,079	114,608
Redemptions payable to General Partner	65,001	-
Redemptions payable to Limited Partners	697,408	519,960

Total liabilities	954,306	702,907

Partners’ Capital:
General Partner, Class Z, 296.6740 and 227.8640 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	255,596	207,926
Limited Partners, Class A, 19,073.4598 and 12,965.3578 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	24,045,337	17,486,619

Total partners’ capital (net asset value)	24,300,933	17,694,545

Total liabilities and partners’ capital	$25,255,239	$18,397,452

Net asset value per Redeemable Unit:
Class A	$1,260.67	$1,348.72

Class Z	$861.54	$912.50

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Master	$40,951	$10,100	$72,259	$23,619

Expenses:
Expenses allocated from the Master	74,994	60,054	124,154	114,360
Ongoing selling agent fees	134,901	122,106	291,838	258,237
Management fees	102,022	91,173	220,521	192,793
General Partner fees	68,015	60,782	147,014	128,530
Professional fees	42,474	101,418	86,397	163,702

Total expenses	422,406	435,533	869,924	857,622
Expenses borne by the General Partner	(52,947)	-	(73,168)	-

Net expenses	369,459	435,533	796,756	857,622

Net investment loss	(328,508)	(425,433)	(724,497)	(834,003)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	142,950	(1,156,634)	379,120	(1,727,388)
Net change in unrealized gains (losses) on closed contracts allocated from the Master	(1,109,603)	447,844	(1,495,998)	1,239,100

Total trading results	(966,653)	(708,790)	(1,116,878)	(488,288)

Net income (loss)	$(1,295,161)	$(1,134,223)	$(1,841,375)	$(1,322,291)

Net income (loss) allocation by Class:
Class A	$(1,280,547)	$(1,134,223)	$(1,822,270)	$(1,322,291)

Class Z	$(14,614)	$-	$(19,105)	$-

Net asset value per Redeemable Unit:
Class A (19,073.4598 and 15,699.5434 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$1,260.67	$1,492.99	$1,260.67	$1,492.99

Class Z (296.6740 and 0.0000 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$861.54	$-	$861.54	$-

Net income (loss) per Redeemable Unit *:
Class A	$(65.83)	$(66.36)	$(88.05)	$(78.04)

Class Z	$(40.44)	$-	$(50.96)	$-

Weighted average Redeemable Units outstanding:
Class A	20,396.8111	16,536.0174	21,956.7113	16,736.3774

Class Z	408.7553	-	417.9137	-

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$17,486,619	12,965.3578	$207,926	227.8640	$17,694,545	13,193.2218
Subscriptions - Limited Partners	15,266,995	11,319.9380	-	-	15,266,995	11,319.9380
Subscriptions - General Partner	-	-	181,777	199.2080	181,777	199.2080
Net income (loss)	(1,822,270)	-	(19,105)	-	(1,841,375)	-
Redemptions - Limited Partners	(6,886,007)	(5,211.8360)	-	-	(6,886,007)	(5,211.8360)
Redemptions - General Partner	-	-	(115,002)	(130.3980)	(115,002)	(130.3980)

Partners’ Capital, June 30, 2017	$24,045,337	19,073.4598	$255,596	296.6740	$24,300,933	19,370.1338

Partners’ Capital, December 31, 2015	$26,761,029	17,034.0864	$-	-	$26,761,029	17,034.0864
Subscriptions - Limited Partners	23,400	15.9460	-	-	23,400	15.9460
Net income (loss)	(1,322,291)	-	-	-	(1,322,291)	-
Redemptions - Limited Partners	(1,997,853)	(1,335.0770)	-	-	(1,997,853)	(1,335.0770)
Redemptions - General Partner	(25,000)	(15.4120)	-	-	(25,000)	(15.4120)

Partners’ Capital, June 30, 2016	$23,439,285	15,699.5434	$-	-	$23,439,285	15,699.5434

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2017.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

As of June 30, 2017 and December 31, 2016, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained with MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of ($202,978) (proceeds of $201,750) and $18,447 (cost of $18,315) at June 30, 2017 and December 31, 2016, respectively.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2017 and 2016 are presented below:

CMF Campbell Master Fund L.P.

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Equity in trading account:
Unrestricted cash	$20,364,470	$14,519,501
Restricted cash	5,979,100	3,511,477
Net unrealized appreciation on open futures contracts	-	249,967
Net unrealized appreciation on open forward contracts	22,675	2,547

Total equity in trading account	26,366,245	18,283,492
Cash at bank	825	217

Total assets	$26,367,070	$18,283,709

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,264,799	$-
Accrued expenses:
Professional fees	55,699	17,139

Total liabilities	1,320,498	17,139

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at June 30, 2017 and December 31, 2016	-	-
Limited Partners, 14,271.0937 and 9,926.8021 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	25,046,572	18,266,570

Total partners’ capital (net asset value)	25,046,572	18,266,570

Total liabilities and partners’ capital	$26,367,070	$18,283,709

Net asset value per Redeemable Unit	$1,755.06	$1,840.13

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	459	$(330,624)	(1.32)%
Interest Rates U.S.	31	7,350	0.04
Interest Rates Non-U.S.	595	(660,025)	(2.64)
Livestock	39	(37,170)	(0.15)
Metals	3	8,673	0.03

Total futures contracts purchased		(1,011,796)	(4.04)

Futures Contracts Sold
Energy	130	(130,241)	(0.52)
Grains	292	(219,184)	(0.88)
Indices	15	(4,795)	(0.02)
Interest Rates U.S.	41	17,336	0.08
Interest Rates Non-U.S.	37	10,506	0.04
Metals	34	18,410	0.07
Softs	117	54,965	0.22

Total futures contracts sold		(253,003)	(1.01)

Net unrealized depreciation on open futures contracts		$(1,264,799)	(5.05)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$55,478,176	$768,531	3.07%
Metals	69	166,545	0.66

Total unrealized appreciation on open forward contracts		935,076	3.73

Unrealized Depreciation on Open Forward Contracts
Currencies	$40,526,262	(846,422)	(3.38)
Metals	39	(65,979)	(0.26)

Total unrealized depreciation on open forward contracts		(912,401)	(3.64)

Net unrealized appreciation on open forward contracts		$22,675	0.09%

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$40,951	$10,100	$72,259	$23,619

Expenses:
Clearing fees	30,048	39,534	63,264	73,317
Professional fees	44,946	20,520	60,890	41,043

Total expenses	74,994	60,054	124,154	114,360

Net investment loss	(34,043)	(49,954)	(51,895)	(90,741)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	142,950	(1,156,634)	379,120	(1,727,388)
Net change in unrealized gains (losses) on open contracts	(1,109,603)	447,844	(1,495,998)	1,239,100

Total trading results	(966,653)	(708,790)	(1,116,878)	(488,288)

Net income (loss)	(1,000,696)	(758,744)	(1,168,773)	(579,029)
Subscriptions - Limited Partners	36,869	23,400	15,443,811	23,400
Redemptions - Limited Partners	(4,654,729)	(1,291,920)	(7,422,777)	(2,140,943)
Distribution of interest income to feeder fund	(40,951)	(6,846)	(72,259)	(12,438)

Net increase (decrease) in Partners’ Capital	(5,659,507)	(2,034,110)	6,780,002	(2,709,010)
Partners’ Capital, beginning of period	30,706,079	26,342,532	18,266,570	27,017,432

Partners’ Capital, end of period	$25,046,572	$24,308,422	$25,046,572	$24,308,422

Net asset value per Redeemable Unit (14,271.0937 and 12,292.6052 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$1,755.06	$1,977.48	$1,755.06	$1,977.48

Net income (loss) per Redeemable Unit *	$(72.04)	$(56.35)	$(80.59)	$(43.94)

Weighted average Redeemable Units outstanding	14,900.8866	12,602.1097	16,131.0632	12,842.1188

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

Class A

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(49.85)	$(40.63)	$(55.30)	$(28.21)
Net investment loss	(15.98)	(25.73)	(32.75)	(49.83)

Increase (decrease) for the period	(65.83)	(66.36)	(88.05)	(78.04)
Net asset value per Redeemable Unit, beginning of period	1,326.50	1,559.35	1,348.72	1,571.03

Net asset value per Redeemable Unit, end of period	$1,260.67	$1,492.99	$1,260.67	$1,492.99

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.0)%	(7.0)%	(5.5)%	(6.6)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.4%	7.2%	6.6%	6.8%
Expenses borne by the General Partner	(0.8)%	-%	(0.6)%	-%
Incentive fees	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.6%	7.2%	6.0%	6.8%

Total return:
Total return before incentive fees	(5.0)%	(4.3)%	(6.5)%	(5.0)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(5.0)%	(4.3)%	(6.5)%	(5.0)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).

*** Interest	income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Master.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(69.76)	$(52.39)	$(77.37)	$(36.87)
Net investment loss	(2.28)	(3.96)	(3.22)	(7.07)

Increase (decrease) for the period	(72.04)	(56.35)	(80.59)	(43.94)
Distribution of interest income to feeder fund	(2.75)	(0.54)	(4.48)	(0.97)
Net asset value per Redeemable Unit, beginning of period	1,829.85	2,034.37	1,840.13	2,022.39

Net asset value per Redeemable Unit, end of period	$1,755.06	$1,977.48	$1,755.06	$1,977.48

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(0.5)%	(0.8)%	(0.4)%	(0.7)%

Operating expenses	1.1%	1.0%	0.9%	0.9%

Total return	(3.9)%	(2.8)%	(4.4)%	(2.2)%

*

Net investment loss per Redeemable Unit is calculated by dividing interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended June 30, 2017 and 2016 were 2,108 and 1,141, respectively. The monthly average number of futures contracts traded by the Master during the six months ended June 30, 2017 and 2016 were 2,060 and 1,141, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended June 30, 2017 and 2016 were 322 and 314, respectively. The monthly average number of metals forward contracts traded by the Master during the six months ended June 30, 2017 and 2016 were 282 and 309, respectively. The monthly average notional values of currency forward contracts traded by the Master during the three months ended June 30, 2017 and 2016 were   $218,466,649 and   $302,474,402, respectively. The monthly average notional values of currency forward contracts traded by the Master during the six months ended June 30, 2017 and 2016 were   $190,085,531 and   $294,737,550, respectively.

The following tables summarize the gross and net amounts relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2017 and December 31, 2016, respectively.

June 30, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged *
Assets
Futures	$262,962	$(262,962)	$-	$-	$-	$-
Forwards	935,076	(912,401)	22,675	-	-	22,675

Total assets	$1,198,038	$(1,175,363)	$22,675	$-	$-	$22,675

Liabilities
Futures	$(1,527,761)	$262,962	$(1,264,799)	$-	$-	$(1,264,799)
Forwards	(912,401)	912,401	-	-	-	-

Total liabilities	$(2,440,162)	$1,175,363	$(1,264,799)	$-	$-	$(1,264,799)

Net fair value						$(1,242,124)	*

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged *
Assets
Futures	$460,215	$(210,248)	$249,967	$-	$-	$249,967
Forwards	419,381	(416,834)	2,547	-	-	2,547

Total assets	$879,596	$(627,082)	$252,514	$-	$-	$252,514

Liabilities
Futures	$(210,248)	$210,248	$-	$-	$-	$-
Forwards	(416,834)	416,834	-	-	-	-

Total liabilities	$(627,082)	$627,082	$-	$-	$-	$-

Net fair value						$252,514	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s non-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

Assets	June 30, 2017
Futures Contracts
Energy	$6,970
Grains	25,452
Indices	57,452
Interest Rates U.S.	39,390
Interest Rates Non-U.S.	15,566
Livestock	17,060
Metals	28,118
Softs	72,954

Total unrealized appreciation on open futures contracts	262,962

Liabilities
Futures Contracts
Energy	(137,211)
Grains	(244,636)
Indices	(392,871)
Interest Rates U.S.	(14,704)
Interest Rates Non-U.S.	(665,085)
Livestock	(54,230)
Metals	(1,035)
Softs	(17,989)

Total unrealized depreciation on open futures contracts	(1,527,761)

Net unrealized depreciation on open futures contracts	$(1,264,799)	*

Assets
Forward Contracts
Currencies	$768,531
Metals	166,545

Total unrealized appreciation on open forward contracts	935,076

Liabilities
Forward Contracts
Currencies	(846,422)
Metals	(65,979)

Total unrealized depreciation on open forward contracts	(912,401)

Net unrealized appreciation on open forward contracts	$22,675	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2016
Futures Contracts
Energy	$62,240
Grains	59,888
Indices	183,820
Interest Rates U.S.	11,328
Interest Rates Non-U.S.	80,031
Livestock	1,425
Metals	4,785
Softs	56,698

Total unrealized appreciation on open futures contracts	460,215

Liabilities
Futures Contracts
Energy	(2,543)
Grains	(17,524)
Indices	(80,795)
Interest Rates U.S.	(6,265)
Interest Rates Non-U.S.	(39,009)
Livestock	(48,170)
Metals	(4,460)
Softs	(11,482)

Total unrealized depreciation on open futures contracts	(210,248)

Net unrealized appreciation on open futures contracts	$249,967	*

Assets
Forward Contracts
Currencies	$390,539
Metals	28,842

Total unrealized appreciation on open forward contracts	419,381

Liabilities
Forward Contracts
Currencies	(247,055)
Metals	(169,779)

Total unrealized depreciation on open forward contracts	(416,834)

Net unrealized appreciation on open forward contracts	$2,547	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2017		2016		2017		2016
Currencies	$(634,269)		$(520,747)		$(1,581,096)		$(178,376)
Energy	(394,434)		(774,669)		(1,088,647)		(607,257)
Grains	(328,822)		180,249		(699,307)		25,731
Indices	988,445		(388,195)		3,185,661		(655,377)
Interest Rates U.S.	(93,265)		65,889		(369,003)		(9,886)
Interest Rates Non-U.S.	(548,874)		781,915		(903,646)		1,596,393
Livestock	195,865		1,278		83,205		(33,420)
Metals	(272,481)		96,932		137,123		(284,684)
Softs	121,182		(151,442)		118,832		(341,412)

Total	$(966,653)	*	$(708,790)	*	$(1,116,878)	*	$(488,288)	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

Master’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$262,962	$262,962	$-	$-
Forwards	935,076	166,545	768,531	-

Total assets	$1,198,038	$429,507	$768,531	$-

Liabilities
Futures	$1,527,761	$1,527,761	$-	$-
Forwards	912,401	65,979	846,422	-

Total liabilities	$2,440,162	$1,593,740	$846,422	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$460,215	$460,215	$-	$-
Forwards	419,381	28,842	390,539	-

Total assets	$879,596	$489,057	$390,539	$-

Liabilities
Futures	$210,248	$210,248	$-	$-
Forwards	416,834	169,779	247,055	-

Total liabilities	$627,082	$380,027	$247,055	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 30.5% to 45.2% of the Partnership’s/Master’s contracts are traded OTC.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The General Partner monitors and attempts to mitigate the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than the events listed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective July 17, 2017, all positions from the Master have been transferred to the Partnership and the Advisor will trade the Partnership’s assets directly through a managed account in the Partnership’s name. Effective July 14, 2017, the Partnership fully redeemed its investment in the Master with cash equal to $24,145,863 and open commodity futures and forward contracts with a fair value of $4,384. Thereafter, the general partner intends to liquidate the Master. The general partner expects that the redemption of its interest in the Master and the trading of the Partnership’s assets through a managed account in the Partnership’s name will not have an adverse effect on the Partnership’s overall performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, investment in U.S. Treasury bills at fair value, if applicable, and cash at bank. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

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

For the six months ended June 30, 2017, Partnership’s capital increased 37.3% from $17,694,545 to $24,300,933. This increase was attributable to the subscriptions of 11,319.9380 Class A Limited Partner Redeemable Units totaling $15,266,995 and subscriptions of 199.2080 Class Z General Partner Redeemable Units totaling $181,777 which was partially offset by the net loss of $1,841,375, coupled with the redemptions of 5,211.8360 Class A Limited Partner Redeemable Units totaling $6,886,007 and redemptions of 130.3980 Class Z General Partner Redeemable Units totaling $115,002. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2017, the Master’s capital increased 37.1% from $18,266,570 to $25,046,572. This increase was attributable to the subscriptions of 8,392.4580 Redeemable Units totaling $15,443,811 which was partially offset by the net loss of $1,168,773, coupled with the redemptions of 4,048.1664 Redeemable Units totaling $7,422,777 and the distribution of interest income to feeder fund totaling $72,259. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2017, the net asset value per Class A Redeemable Unit decreased 5.0% from $1,326.50 to $1,260.67, as compared to a decrease of 4.3% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Class Z Redeemable Unit decreased 4.5% from $901.98 to $861.54. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2017 of $966,653. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices, livestock and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2016 of $708,790. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices and softs and were partially offset by gains in grains, U.S. and non-U.S interest rates, livestock and metals.

The most significant losses were incurred within the global interest rate sector primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on eurozone inflation, which triggered a rebound in government bond yields. Losses within the currency sector were recorded primarily during May from long positioning in the U.S. dollar against most developed currencies. During May, the U.S. dollar was impacted by an ongoing unwind of the Trump-induced reflation-trade, linked with some mixed U.S. economic data, while generally stronger European data conspired to send the dollar lower. Within the energy complex, losses were recorded throughout the second quarter from long and short futures positions in oil related futures products as prices whipsawed amid speculation of global demand and whether or not OPEC would continue to curb oil production. Additional losses within the energy complex were experienced during the second quarter from positions in natural gas futures. In the metals complex, losses were recorded primarily during April from long holdings in the industrial metals amid an unwind of the global reflation trade, which pushed commodity prices lower. Within the agricultural markets, losses were recorded during late June from short soybean futures positions as prices rose sharply after the U.S. Department of Agriculture added to supply concerns by reporting soybean and spring wheat acres were below what analysts had expected. The Partnership’s losses for the quarter were partially offset by gains achieved within the global stock index markets during April and May from long positions in Asian, U.S., and European equity index futures as prices were buoyed by increased consumer confidence.

During the Partnership’s six months ended June 30, 2017, the net asset value per Class A Redeemable Unit decreased 6.5% from $1,348.72 to $1,260.67, as compared to a decrease of 5.0% in the six months ended June 30, 2016. During the Partnership’s six months ended June 30, 2017, the net asset value per Class Z Redeemable Unit decreased 5.6% from $912.50 to $861.54. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2017 of $1,116,878. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and were partially offset by gains in indices, livestock, metals and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2016 of $488,288. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. interest rates, livestock, metals and softs and were partially offset by gains in grains and non-U.S. interest rates.

The most significant losses were incurred within the currency markets during January and March from short positions in the Canadian dollar, Japanese yen, Swedish krona, and British pound versus the U.S. dollar as the relative value of the dollar depreciated as investors revised their expectations for further interest rate hikes in 2017. Further losses within the currency sector were recorded primarily during May from long positioning in the U.S. dollar against most developed currencies. Within the global interest rate markets, losses were experienced during January and March from long positions in European and U.S. fixed income futures as prices declined amid growing hawkish sentiment from central banks across the globe. Additional losses were recorded in this sector during June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on eurozone inflation, which triggered a rebound in government bond yields. Within the energy sector, losses were incurred during January and February from long positions in crude oil and its related products as prices fell due to growing global stockpiles fueled by increasing U.S. oil output. Further losses within the oil market were recorded throughout the second quarter from long and short futures positions in oil related futures products as prices whipsawed amid speculation of global demand and whether or not OPEC would continue to curb oil production. Additional losses within the energy complex were experienced primarily during March and May from positions in natural gas futures. Within the agricultural markets, losses were incurred during January from short positions in corn and soybean futures as prices rose following concerns that floods in Argentina could reduce crop yields. Additional losses were experienced during the first half of February from short positions in corn and wheat futures as prices rose following an improved outlook for U.S. exports. Additional losses in this sector were recorded during late June from short soybean futures positions as prices rose sharply after the U.S. Department of Agriculture added to supply concerns by reporting soybean and spring wheat acres were below what analysts had expected. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global stock index sector primarily from long positions in U.S., European, and Asian equity index futures as prices rallied January through May amid positive economic data within all three regions and a renewed bullishness relating to potential economic growth. Additional gains were experienced within the metals sector during January and February from long positions in industrial metals futures as prices increased amid a combination of bullish fundamentals, especially from China, and some supply disruptions.

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

Prior to April 1, 2017, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month. During the reporting period, any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and six months ended June 30, 2017 increased by $30,851 and $48,640, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher interest rates during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master, and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2017 increased by $12,795 and $33,601, respectively, as compared to the corresponding periods in 2016. The increase in ongoing selling agent fees is due to an increase in average net assets attributable to Class A Redeemable Units during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three and six months ended June 30, 2017 increased by $10,849 and $27,728, respectively, as compared to the corresponding periods in 2016. The increase in management fees is due to an increase in average net assets per Class during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2017 increased by $7,233 and $18,484, respectively, as compared to the corresponding periods in 2016. The increase in General Partner fees is due to an increase in average net assets per Class during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2017 and 2016. The Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Quantifying the Master Trading Value at Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average value at any point during the three months ended June 30, 2017 and during the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, the Master’s total capitalization was $25,046,572 and the Partnership owned 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2017 was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$1,996,452	7.97%	$3,691,524	$1,835,250	$2,787,414
Energy	390,830	1.56	560,175	105,402	280,198
Grains	422,565	1.69	542,823	211,193	414,539
Indices	1,599,102	6.38	2,426,530	1,599,102	1,758,274
Interest Rates U.S.	60,679	0.24	326,612	37,646	118,374
Interest Rates Non-U.S.	758,860	3.03	1,115,652	417,559	930,641
Livestock	80,355	0.32	102,658	48,785	84,040
Metals	372,605	1.49	847,546	313,812	435,323
Softs	197,351	0.79	229,240	64,174	144,302

Total	$5,878,799	23.47%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2017, there were additional subscriptions of 27.6440 Class A Redeemable Units totaling $36,869.

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

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	266.4720	$ 1,341.86	N/A	N/A
May 1, 2017 - May 31, 2017	1,049.6290	$ 1,333.70	N/A	N/A
June 1, 2017 - June 30, 2017	553.2040	$ 1,260.67	N/A	N/A
	1,869.3050	$ 1,313.25

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

(g)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8—K filed on September 30, 2009 and incorporated herein by reference).

(h)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(i)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8—K filed on September 7, 2011 and incorporated herein by reference).

(j)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(j) to the Quarterly Report on Form 10—Q filed on August 14, 2013 and incorporated herein by reference).

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

(b)

Supplement to the Commodity Futures Customer Agreement between the Partnership and MS&Co., dated July 25, 2017 (filed as Exhibit 10.2(b) to the Current Report on Form 8-K filed on July 28, 2017 and incorporated herein by reference).

(c)

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

Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.