Form 10-Q
period 2017-09-30
POTOMAC FUTURES FUND LP
filed 2017-11-13
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes         No X

As of October 31, 2017, 17,469.7248 Limited Partnership Class A Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Potomac Futures Fund L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets:
Investment in the Master (1), at fair value	$-	$18,270,979
Equity in trading account:
Unrestricted cash	17,688,018	-
Restricted cash	5,535,440	-
Net unrealized appreciation on open futures contracts	606,095	-

Total equity in trading account	23,829,553	-

Receivable from General Partner	43,831	-
Interest receivable	17,093	-
Cash at MS&Co.	-	126,256
Cash at bank	631	217

Total assets	$23,891,108	$18,397,452

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$433,696	$-
Accrued expenses:
Ongoing selling agent fees	38,589	30,313
Management fees	29,186	22,816
General Partner fees	19,457	15,210
Professional fees	69,912	114,608
Redemptions payable to Limited Partners	423,591	519,960

Total liabilities	1,014,431	702,907

Partners’ Capital:
General Partner, Class Z, 296.6740 and 227.8640 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	259,436	207,926
Limited Partners, Class A, 17,764.0848 and 12,965.3578 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	22,617,241	17,486,619

Total partners’ capital (net asset value)	22,876,677	17,694,545

Total liabilities and partners’ capital	$23,891,108	$18,397,452

Net asset value per Redeemable Unit:
Class A	$1,273.20	$1,348.72

Class Z	$874.48	$912.50

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	43	$50,996	0.22%
Grains	20	(15,274)	(0.07)
Indices	404	527,675	2.31
Interest Rates U.S.	3	(8,516)	(0.04)
Interest Rates Non-U.S.	196	(182,973)	(0.80)
Livestock	9	4,890	0.02
Metals	9	(9,730)	(0.04)
Softs	2	(3,840)	(0.01)

Total futures contracts purchased		363,228	1.59

Futures Contracts Sold
Energy	37	7,680	0.03
Grains	73	30,263	0.13
Indices	8	6,420	0.03
Interest Rates U.S.	114	56,953	0.25
Interest Rates Non-U.S.	391	66,814	0.29
Metals	16	53,280	0.23
Softs	80	21,457	0.10

Total futures contracts sold		242,867	1.06

Net unrealized appreciation on open futures contracts		$606,095	2.65%

Unrealized Appreciation on Open Forward Contracts
Currencies	$32,335,763	$454,382	1.98%
Metals	68	64,020	0.28

Total unrealized appreciation on open forward contracts		518,402	2.26

Unrealized Depreciation on Open Forward Contracts
Currencies	$51,880,151	(780,266)	(3.41)
Metals	30	(171,832)	(0.75)

Total unrealized depreciation on open forward contracts		(952,098)	(4.16)

Net unrealized depreciation on open forward contracts		$(433,696)	(1.90)%

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$44,542	$-	$44,542	$-
Interest income allocated from the Master	20,646	12,128	92,905	35,747

Total investment income	65,188	12,128	137,447	35,747

Expenses:
Expenses allocated from the Master	1,123	47,578	125,277	161,938
Clearing fees related to direct investments	19,584	-	19,584	-
Ongoing selling agent fees	120,393	111,135	412,231	369,372
Management fees	90,832	83,889	311,353	276,682
General Partner fees	60,555	55,926	207,569	184,456
Professional fees	81,247	110,731	167,644	274,433

Total expenses	373,734	409,259	1,243,658	1,266,881
Expenses borne by the General Partner	(49,074)	-	(122,242)	-

Net expenses	324,660	409,259	1,121,416	1,266,881

Net investment loss	(259,472)	(397,131)	(983,969)	(1,231,134)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Master:
Net realized gains (losses) on closed contracts	387,116	-	387,116	-
Net realized gains (losses) on closed contracts allocated from the Master	(1,282,443)	(44,907)	(903,323)	(1,772,295)
Net change in unrealized gains (losses) on open contracts	172,831	-	172,831	-
Net change in unrealized gains (losses) on open contracts allocated from the Master	1,243,352	(613,239)	(252,646)	625,861

Total trading results	520,856	(658,146)	(596,022)	(1,146,434)

Net income (loss)	$261,384	$(1,055,277)	$(1,579,991)	$(2,377,568)

Net income (loss) allocation by Class:
Class A	$257,544	$(1,043,406)	$(1,564,726)	$(2,365,697)

Class Z	$3,840	$(11,871)	$(15,265)	$(11,871)

Net asset value per Redeemable Unit:
Class A (17,764.0848 and 13,540.3808 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$1,273.20	$1,418.84	$1,273.20	$1,418.84

Class Z (296.6740 and 227.8640 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$874.48	$955.12	$874.48	$955.12

Net income (loss) per Redeemable Unit *:
Class A	$12.53	$(74.15)	$(75.52)	$(152.19)

Class Z	$12.94	$(44.88)	$(38.02)	$(44.88)

Weighted average Redeemable Units outstanding:
Class A	18,593.8538	14,896.6471	20,835.7588	16,123.1340

Class Z	296.6740	264.5080	377.5004	264.5080

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$17,486,619	12,965.3578	$207,926	227.8640	$17,694,545	13,193.2218
Subscriptions — General Partner	-	-	181,777	199.2080	181,777	199.2080
Subscriptions — Limited Partners	15,266,995	11,319.9380	-	-	15,266,995	11,319.9380
Redemptions — General Partner	-	-	(115,002)	(130.3980)	(115,002)	(130.3980)
Redemptions — Limited Partners	(8,571,647)	(6,521.2110)	-	-	(8,571,647)	(6,521.2110)
Net income (loss)	(1,564,726)	-	(15,265)	-	(1,579,991)	-

Partners’ Capital, September 30, 2017	$22,617,241	17,764.0848	$259,436	296.6740	$22,876,677	18,060.7588

Partners’ Capital, December 31, 2015	$26,761,029	17,034.0864	$-	-	$26,761,029	17,034.0864
Subscriptions — General Partner	-	-	264,508	264.5080	264,508	264.5080
Subscriptions — Limited Partners	193,400	128.0540	-	-	193,400	128.0540
Redemptions — General Partner	(289,508)	(192.5786)	(35,000)	(36.6440)	(324,508)	(229.2226)
Redemptions — Limited Partners	(5,087,608)	(3,429.1810)	-	-	(5,087,608)	(3,429.1810)
Net income (loss)	(2,365,697)	-	(11,871)	-	(2,377,568)	-

Partners’ Capital, September 30, 2016	$19,211,616	13,540.3808	$217,637	227.8640	$19,429,253	13,768.2448

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading operations on October 1, 1997. The commodity interests traded directly by the Partnership, and indirectly through its investment in CMF Campbell Master Fund L.P. (the “Master”), prior to the Partnership’s full redemption from the Master effective July 14, 2017, are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”). The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s and the Master’s (prior to its termination effective July 31, 2017) commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits, and the Master deposited, a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

As of March 22, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to February 29, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units were first issued on July 1, 2016 at $1,000 per Redeemable Unit. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units are identical, except that Class Z Redeemable Units are not subject to monthly ongoing selling agent fees.

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. Effective July 14, 2017, the Partnership fully redeemed its investment in the Master. As of July 17, 2017, all positions from the Master have been transferred to the Partnership and the Advisor commenced trading the Partnership’s assets directly pursuant to the Campbell Managed Futures Portfolio, a proprietary, systematic trading program. Consequently, the General Partner liquidated the Master, effective July 31, 2017. The units of the Master were used solely for accounting purposes and did not represent legally distinct units. Prior to the Master’s termination of operations on July 31, 2017, the Master permitted accounts managed by the Advisor using the Campbell Managed Futures Portfolio to invest together in one trading vehicle. The General Partner was also the general partner of the Master. Expenses to investors as a result of the investment in the Master, prior to the Partnership’s full redemption from the Master effective July 14, 2017, were approximately the same as expenses to investors as a result of the Partnership trading directly, and redemption rights were not affected.

Generally, a limited partner in the Master (prior to its termination effective July 31, 2017) withdrew all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request had been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals were classified as a liability when the limited partner in the Master elected to redeem and informed the Master. However, a limited partner in the Master may have requested a withdrawal as of the end of any day if such request was received by the General Partner at least three days in advance of the proposed withdrawal day.

The General Partner is not aware of any material changes to the trading program other than as discussed above during the fiscal quarter ended September 30, 2017.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

As of July 14, 2017 and as of December 31, 2016, the Partnership owned 100% of the Master, prior to the Partnership’s full redemption from the Master effective July 14, 2017. The performance of the Partnership was directly affected by the performance of the Master. The Partnership’s/Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities are or were done primarily on U.S. and foreign commodity exchanges. The Partnership engages, and the Master engaged, in such trading through commodity brokerage accounts maintained with MS&Co.

The Master had entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Partnership has also entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Partnership pays and, through its investment in the Master prior to full redemption from the Master effective July 14, 2017, paid MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has also entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets for Class A Redeemable Units. Class Z Redeemable Units are not subject to the ongoing selling agent fee. The ongoing selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisors of Morgan Stanley Wealth Management who sell Class A Redeemable Units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and the changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s/Master’s Investments. The Partnership carried its investment in the Master, prior to its full redemption effective July 14, 2017, at fair value based on the Master’s net asset value per Redeemable Unit as calculated by the Master. The valuation of the Partnership’s/Master’s investments, including the classification within the fair value hierarchy of the investments held by the Partnership/Master, are described in Note 5, “Fair Value Measurements.”

All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held, and those of the Master were held, for trading purposes. The commodity interests for the Partnership/Master are or were recorded on the trade date and open contracts are or were recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. The Partnership’s/Master’s investments in commodity interests denominated in foreign currencies are or were translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses for the Partnership/Master are or were realized when contracts are or were liquidated and are or were determined by using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Master’s Statements of Income and Expenses and Changes in Partners’ Capital. The Partnership does not, and the Master did not, isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s/Master’s Cash. The Partnership’s/Master’s cash includes cash denominated in foreign currencies of ($70,582) (proceeds of $71,013) for the Partnership at September 30, 2017 and $18,447 (cost of $18,315) for the Master at December 31, 2016.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statement of Financial Condition and Condensed Schedule of Investments as of December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2016 are presented below:

CMF Campbell Master Fund L.P.*

Statement of Financial Condition

December 31, 2016
Assets:
Equity in trading account:
Unrestricted cash	$14,519,501
Restricted cash	3,511,477
Net unrealized appreciation on open futures contracts	249,967
Net unrealized appreciation on open forward contracts	2,547

Total equity in trading account	18,283,492
Cash at bank	217

Total assets	$18,283,709

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$17,139

Total liabilities	17,139

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at December 31, 2016	-
Limited Partners, 9,926.8021 Redeemable Units outstanding at December 31, 2016	18,266,570

Total partners’ capital (net asset value)	18,266,570

Total liabilities and partners’ capital	$18,283,709

Net asset value per Redeemable Unit	$1,840.13

*	The Master was terminated July 31, 2017.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Campbell Master Fund L.P.**

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Investment Income:
Interest income	$12,128	$35,747

Expenses:
Clearing fees	27,474	100,791
Professional fees	20,104	61,147

Total expenses	47,578	161,938

Net investment loss	(35,450)	(126,191)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(44,907)	(1,772,295)
Net change in unrealized gains (losses) on open contracts	(613,239)	625,861

Total trading results	(658,146)	(1,146,434)

Net income (loss)	(693,596)	(1,272,625)
Subscriptions - Limited Partners	170,000	193,400
Redemptions - Limited Partners	(3,887,830)	(6,028,773)
Distribution of interest income to feeder fund	(7,728)	(20,166)

Net increase (decrease) in Partners’ Capital	(4,419,154)	(7,128,164)
Partners’ Capital, beginning of period	24,308,422	27,017,432

Partners’ Capital, end of period	$19,889,268	$19,889,268

Net asset value per Redeemable Unit (10,417.6666 Redeemable Units outstanding at September 30, 2016)	$1,909.19	$1,909.19

Net income (loss) per Redeemable Unit*	$(67.61)	$(111.56)

Weighted average Redeemable Units outstanding	11,307.7469	12,330.6615

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

**	The three and nine months ended September 30, 2017 have not been presented due to the Master’s termination effective July 31, 2017.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

Class A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$26.40	$(47.72)	$(28.63)	$(76.01)
Net investment loss	(13.87)	(26.43)	(46.89)	(76.18)

Increase (decrease) for the period	12.53	(74.15)	(75.52)	(152.19)
Net asset value per Redeemable Unit, beginning of period	1,260.67	1,492.99	1,348.72	1,571.03

Net asset value per Redeemable Unit, end of period	$1,273.20	$1,418.84	$1,273.20	$1,418.84

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.4)%	(7.3)%	(5.1)%	(6.8)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.3%	7.5%	6.5%	7.0%
Expenses borne by the General Partner	(0.8)%	-%	(0.6)%	-%
Incentive fees	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.5%	7.5%	5.9%	7.0%

Total return:
Total return before incentive fees	1.0%	(5.0)%	(5.6)%	(9.7)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	1.0%	(5.0)%	(5.6)%	(9.7)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).

***	Interest income, including interest income allocated from the Master prior to the Partnership’s full redemption from the Master effective July 14, 2017, less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Master prior to the Partnership’s full redemption from the Master effective July 14, 2017.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. Prior to its full redemption from the Master effective July 14, 2017, the Partnership invested substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities is shown in the Partnership’s Statements of Income and Expenses.

The futures brokerage account agreements with MS&Co give the Partnership, and gave the Master, the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, and the Master netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor. All clearing fees paid to MS&Co. are directly charged to the Partnership and prior to the Partnership’s full redemption from the Master effective July 14, 2017, were borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Partnership are, and by the Master were, held for trading purposes. The monthly average number of futures contracts traded by the Partnership/Master during the three months ended September 30, 2017 and 2016 were 1,240 and 1,164, respectively. The monthly average number of futures contracts traded by the Partnership/Master during the nine months ended September 30, 2017 and 2016 were 1,786 and 1,148, respectively. The monthly average number of metals forward contracts traded by the Partnership/Master during the three months ended September 30, 2017 and 2016 were 268 and 219, respectively. The monthly average number of metals forward contracts traded by the Partnership/Master during the nine months ended September 30, 2017 and 2016 were 277 and 279, respectively. The monthly average notional values of currency forward contracts traded by the Partnership/Master during the three months ended September 30, 2017 and 2016 were $167,088,539 and $205,968,375, respectively. The monthly average notional values of currency forward contracts traded by the Partnership/Master during the nine months ended September 30, 2017 and 2016 were $182,419,867 and $265,147,825, respectively.

The following table summarizes the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2017.

September 30, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$903,261	$(297,166)	$606,095	$-	$-	$606,095
Forwards	518,402	(518,402)	-	-	-	-

Total assets	$1,421,663	$(815,568)	$606,095	$-	$-	$606,095

Liabilities
Futures	$(297,166)	$297,166	$-	$-	$-	$-
Forwards	(952,098)	518,402	(433,696)	-	-	(433,696)

Total liabilities	$(1,249,264)	$815,568	$(433,696)	$-	$-	$(433,696)

Net fair value						$172,399

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Partnership’s Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table summarizes the gross and net amounts relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2016.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016				Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount

Assets
Futures	$460,215	$(210,248)	$249,967	$-	$-	$249,967
Forwards	419,381	(416,834)	2,547	-	-	2,547

Total assets	$879,596	$(627,082)	$252,514	$-	$-	$252,514

Liabilities
Futures	$(210,248)	$210,248	$-	$-	$-	$-
Forwards	(416,834)	416,834	-	-	-	-

Total liabilities	$(627,082)	$627,082	$-	$-	$-	$-

Net fair value						$252,514	*

*

Prior to the Master’s termination of operations effective July 31, 2017, in the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s non-exchange-traded contracts, as applicable, had the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There was no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master was exposed to the amount shown and was reflected in the Statements of Financial Condition in the Master’s Annual Report for the year ended December 31, 2016. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may have been reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may have been available in the event of a default.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of September 30, 2017.

	September 30, 2017
Assets
Futures Contracts
Energy	$63,934
Grains	42,151
Indices	563,415
Interest Rates U.S.	57,031
Interest Rates Non-U.S.	81,586
Livestock	5,390
Metals	55,260
Softs	34,494

Total unrealized appreciation on open futures contracts	903,261

Liabilities
Futures Contracts
Energy	(5,258)
Grains	(27,162)
Indices	(29,320)
Interest Rates U.S.	(8,594)
Interest Rates Non-U.S.	(197,745)
Livestock	(500)
Metals	(11,710)
Softs	(16,877)

Total unrealized depreciation on open futures contracts	(297,166)

Net unrealized appreciation on open futures contracts	$606,095	*

Assets
Forward Contracts
Currencies	$454,382
Metals	64,020

Total unrealized appreciation on open forward contracts	518,402

Liabilities
Forward Contracts
Currencies	(780,266)
Metals	(171,832)

Total unrealized depreciation on open forward contracts	(952,098)

Net unrealized depreciation on open forward contracts	$(433,696)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Master as of December 31, 2016.

	December 31, 2016
Assets
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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2017		2016		2017		2016
Currencies	$319,656		$(393,503)		$(1,261,440)		$(571,879)
Energy	5,224		(296,477)		(1,083,423)		(903,734)
Grains	(218,921)		344,095		(918,228)		369,826
Indices	910,147		(212,728)		4,095,808		(868,105)
Interest Rates U.S.	(57,730)		(164,904)		(426,733)		(174,790)
Interest Rates Non-U.S.	87,418		(128,118)		(816,228)		1,468,275
Livestock	(113,120)		(74,221)		(29,915)		(107,641)
Metals	(210,118)		198,560		(72,995)		(86,124)
Softs	(201,700)		69,150		(82,868)		(272,262)

Total	$520,856	*	$(658,146)	*	$(596,022)	*	$(1,146,434)	*

*	This amount is in “Total trading results” in the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

Partnership’s /Master’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership considers, and the Master considered, prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are or were priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended September 30, 2017 for the Partnership and as of December 31, 2016 and for the period ended September 30, 2016 for the Master, the Partnership/Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2. Effective July 17, 2017, all positions from the Master have been transferred to the Partnership and thus the Master did not hold any of the Partnership’s investments subsequent to July 17, 2017.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Potomac Futures Fund L.P.
September 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$903,261	$903,261	$-	$-
Forwards	518,402	64,020	454,382	-

Total assets	$1,421,663	$967,281	$454,382	$-

Liabilities
Futures	$297,166	$297,166	$-	$-
Forwards	952,098	171,832	780,266	-

Total liabilities	$1,249,264	$468,998	$780,266	$-

CMF Campbell Master Fund L.P.
December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$460,215	$460,215	$-	$-
Forwards	419,381	28,842	390,539	-

Total assets	$879,596	$489,057	$390,539	$-

Liabilities
Futures	$210,248	$210,248	$-	$-
Forwards	416,834	169,779	247,055	-

Total liabilities	$627,082	$380,027	$247,055	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership is, and was, through its investment in the Master prior to its full redemption effective July 14, 2017, party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include or may have included forwards, futures, options and swaps, whose values are or were based upon an underlying asset, index, or reference rate, and generally represent or represented future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be or may have been traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 34.9% to 61.1% of the Partnership’s contracts are traded OTC.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Futures Contracts. The Partnership trades, and the Master traded, futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership, and may have been made or received by the Master, each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded by the Partnership, or were recorded by the Master, as unrealized gains or losses. When the contract is closed, the Partnership records, and the Master recorded, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership agrees, and the Master agreed, to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily by the Partnership and were valued daily by the Master, and the Partnership’s/Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Partnership’s/Master’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s/Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are, and by the Master were, cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership, and may have been made or received by the Master, each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded by the Partnership or were recorded by the Master, as unrealized gains or losses. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records, and the Master recorded, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. The Partnership’s market risk is, and the Master’s market risk was, directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is, and the Master was, exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The risk of loss in the event of a counterparty default for the Partnership is, and for the Master was, typically limited to the amounts recognized in the Statements of Financial Condition and is not for the Partnership, and was not for the Master, represented by the contract or notional amounts of the instruments. The risk of loss is for the Partnership, and was for the Master, reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership, and permitted the Master, to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has, and the Master had, credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is or was the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is for the Partnership, and was for the Master, reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s counterparty is or was an exchange or clearing organization.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The General Partner monitors and attempts for the Partnership, and monitored and attempted for the Master, to mitigate the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has or had effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be, and the Master may have been, subject. These monitoring systems generally allow and allowed the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide and provided account analysis of futures, forward and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

In the ordinary course of business, the Partnership enters, and the Master entered, into contracts and agreements that contain or contained various representations and warranties and which provide or provided general indemnifications. The Partnership’s/Master’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Master. The Partnership considers, and the Master considered, the risk of any future obligation relating to these indemnifications to be remote.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner, (iii) interest receivable and (iv) cash at bank. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2017, the Partnership’s capital increased 29.3% from $17,694,545 to $22,876,677. This increase was attributable to the subscriptions of 11,319.9380 Class A limited partner Redeemable Units totaling $15,266,995 and subscriptions of 199.2080 Class Z General Partner Redeemable Units totaling $181,777 which was partially offset by the net loss of $1,579,991, coupled with the redemptions of 6,521.2110 Class A limited partner Redeemable Units totaling $8,571,647 and redemptions of 130.3980 Class Z General Partner Redeemable Units totaling $115,002. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

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

Results of Operations

During the Partnership’s third quarter of 2017, the net asset value per Class A Redeemable Unit increased 1.0% from $1,260.67 to $1,273.20, as compared to a decrease of 5.0% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Class Z Redeemable Unit increased 1.5% from $861.54 to $874.48, as compared to a decrease of 4.5% in the third quarter of 2016. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2017 of $520,856. Gains were primarily attributable to the Partnership’s/Master’s trading of commodity futures in currencies, energy, indices and non-U.S. interest rates and were partially offset by losses in grains, U.S. interest rates, livestock, metals and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the third quarter of 2016 of $658,146. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates and livestock and were partially offset by gains in grains, metals and softs.

The most significant gains were achieved within the global stock index markets during July and September from long positions in U.S., Asian, and European equity index futures as prices were buoyed by growing confidence in the strength of the global economy. Gains were achieved within the currency markets during July from long positions in the Australian dollar, Canadian dollar, and euro versus the U.S. dollar as the relative value of the U.S. currency decreased amid dovish comments released by Federal Reserve officials and diminished confidence in President Trump’s ability to successfully push a pro-growth agenda. The Partnership’s gains for the quarter were partially offset by losses incurred within the agricultural sector primarily during July from short positions in soybean futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Further losses in this sector during July were experienced from short futures positions in coffee, sugar, and cocoa. Within the metals complex, losses were recorded during July from short positions in silver futures amid higher demand and a weaker U.S. dollar, which conspired to send the price of the precious metal higher. Additional losses in this complex were experienced during September from long positions in copper futures as prices reversed lower amid signs of weakness in China’s economy and concern that copper’s previous run up in price may have been overextended.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Class A Redeemable Unit decreased 5.6% from $1,348.72 to $1,273.20, as compared to a decrease of 9.7% in the nine months ended September 30, 2016. During the Partnership’s nine months ended September 30, 2017, the net asset value per Class Z Redeemable Unit decreased 4.2% from $912.50 to $874.48, as compared to a decrease of 4.5% in the nine months ended September 30, 2016. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $596,022. Losses were primarily attributable to the Partnership’s/Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in indices. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $1,146,434. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. interest rates, livestock, metals and softs and were partially offset by gains in grains and non-U.S. interest rates.

The most significant losses were incurred within the currency markets during January and March from short positions in the Canadian dollar, Japanese yen, Swedish krona, and British pound versus the U.S. dollar as the relative value of the dollar depreciated as investors revised their expectations for further U.S. interest rate hikes in 2017. Further losses within the currency sector were recorded during May from long positioning in the U.S. dollar against most developed currencies. During August, losses were experienced from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the New Zealand dollar fell amid signs the country will keep interest rates on hold for longer. During September, losses in the currencies were recorded from long positions in the Norwegian krone, Swedish krona, Australian dollar, and euro versus the U.S. dollar. Within the agricultural markets, losses were incurred during January and February from short positions in corn and wheat futures as prices rose following concern of floods in Argentina and an improved outlook with global demand. Additional losses in this sector were recorded during late June from short soybean futures positions as prices rose sharply after the U.S. Department of Agriculture added to supply concerns by reporting soybean and spring wheat acres were below what analysts had expected. Further losses were recorded in this sector during July from short positions in soybean futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Within the global interest rate markets, losses were incurred during January, March, June, and September from long positions in European and U.S. fixed income futures as prices declined amid hawkish sentiment from central banks across developed markets. Within the energy sector, losses were incurred during January and February from long positions in crude oil and its related products as prices fell due to growing global stockpiles fueled by increasing U.S. oil output. Further losses within the oil market were recorded throughout the second quarter from long and short futures positions in oil related futures products as prices whipsawed amid speculation of global demand and whether or not OPEC would continue to curb oil production. Additional losses within the energy complex were experienced primarily during March, May, and August from positions in natural gas futures. Long futures positioning in gasoline also led to losses during September. A portion of the Partnership’s losses for the first nine months of the year was offset by trading gains achieved within the global stock index sector from long positions in U.S., European, and Asian equity index futures as prices rallied January through May, July, and September amid positive economic data within all three regions and a renewed bullishness relating to potential global economic growth. Additional gains were experienced within the metals sector during January and February from long positions in industrial metals futures as prices increased amid a combination of bullish fundamentals, especially from China, and some supply disruptions. During August, further gains were recorded from long positions in copper futures as prices climbed higher amid a recovery in Chinese demand and mining labor disputes.

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

Prior to April 1, 2017, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s, prior to the Partnership’s full redemption from the Master effective July 14, 2017) brokerage account during each month. During the reporting period, any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership. Interest income earned directly or allocated from the Master for the three and nine months ended September 30, 2017 increased by $53,060 and $101,700, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to an increase in average net assets and higher interest rates during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master, and (3) interest rates over which none of the Partnership and MS&Co. has, or Master had, control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2017 increased by $9,258 and $42,859, respectively, as compared to the corresponding periods in 2016. The increase in ongoing selling agent fees is due to an increase in average net assets attributable to Class A Redeemable Units during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2017 increased by $6,943 and $34,671, respectively, as compared to the corresponding periods in 2016. The increase in management fees is due to an increase in average net assets per Class during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2017 increased by $4,629 and $23,113, respectively, as compared to the corresponding periods in 2016. The increase in General Partner fees is due to an increase in average net assets per Class during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2017 and 2016. The Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

All or substantially all of the Partnership’s assets are subject to the risk of trading loss either directly or indirectly through its investment in the Master prior to its full redemption from the Master effective July 14, 2017. The Partnership is, and the Master was, a speculative commodity pool. The market sensitive instruments held by the Partnership are, and by the Master were, acquired for speculative trading purposes. Unlike an operating company, the risk of market sensitive instruments is for the Partnership, and was for the Master, integral, not incidental, to the Partnership’s and the Master’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements for the Partnership result, and for the Master resulted, in frequent changes in the fair market value of the Partnership’s/Master’s open positions and, consequently, in its earnings and cash balances. The market risk for the Partnership is, and for the Master was, influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Master’s open positions and the liquidity of the markets in which the Partnership trades and the Master traded.

The Partnership rapidly acquires and liquidates, and the Master rapidly acquired and liquidated, both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Master’s past performance is not necessarily indicative of its future results.

Quantifying the Partnership’s/Master Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts, and the Master accounted, for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s/Master’s open positions are or were directly reflected in the Partnership’s/Master’s earnings and cash flow.

The Partnership’s/Master’s risk exposure in the market sectors traded by the Advisor is and was estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisor in their daily risk management activities.

“Value at Risk” is a measure of the maximum amount which the Partnership could be, and the Master could have been, reasonably expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Master’s speculative trading and the recurrence in the markets traded by the Partnership/Master of market movements far exceeding expectations could result, and could have resulted, in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Master’s losses in any market sector will be or were limited to Value at Risk or by the Partnership’s/Master’s attempts to manage its market risk.

Exchange margin requirements have been used by the Partnership/Master as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category for the Partnership as of September 30, 2017 and for the Master as of December 31, 2016, and the highest, lowest and average value at any point during the three months ended September 30, 2017 for the Partnership and during the twelve months ended December 31, 2016 for the Master. All open position trading risk exposures of the Partnership/Master have been included in calculating the figures set forth below. As of July 17, 2017, all positions from the Master have been transferred to the Partnership and the Master no longer traded any of the Partnership’s assets. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, the Partnership’s total capitalization was $22,876,677. The Partnership’s Value at Risk as of September 30, 2017 was as follows:

September 30, 2017
				Three Months Ended September 30, 2017
		% of Total		High	Low	Average
Market Sector	Value at Risk	Capitalization		Value at Risk	Value at Risk	Value at Risk *
Currencies	$2,609,297	11.41	%	$4,461,014	$1,534,207	$2,045,735
Energy	224,983	0.98		331,210	70,446	170,528
Grains	75,595	0.33		370,343	43,995	73,965
Indices	1,390,064	6.08		1,682,425	1,159,471	1,430,167
Interest Rates U.S.	127,699	0.56		127,699	18,637	82,344
Interest Rates Non-U.S.	484,111	2.12		615,365	214,037	447,543
Livestock	19,580	0.09		85,250	14,960	41,397
Metals	371,091	1.62		547,466	340,391	430,674
Softs	125,499	0.55		178,948	70,521	110,121

Total	$5,427,919	23.74	%

*	Average of month-end Values at Risk.

As of December 31, 2016, the Master’s total capitalization was $18,266,570 and the Partnership owned 100% of the Master. The Partnership invested substantially all of its assets in the Master prior to its full redemption from the Master effective July 14, 2017. The Master’s Value at Risk as of December 31, 2016 was as follows:

December 31, 2016
				Twelve Months Ended December 31, 2016
		% of Total		High	Low	Average
Market Sector	Value at Risk	Capitalization		Value at Risk	Value at Risk	Value at Risk *
Currencies	$1,294,906	7.09	%	$2,037,257	$148,297	$1,092,240
Energy	175,142	0.96		529,441	44,902	225,836
Grains	114,532	0.63		524,150	97,818	197,924
Indices	1,201,410	6.58		1,608,399	220,095	946,938
Interest Rates U.S.	26,506	0.15		345,329	11,183	116,909
Interest Rates Non-U.S.	252,037	1.38		800,834	153,798	446,989
Livestock	28,215	0.15		89,430	15,180	50,511
Metals	204,394	1.12		733,751	154,300	374,034
Softs	73,590	0.40		181,335	33,420	113,627

Total	$3,370,732	18.46	%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports of Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2017, there were no subscriptions of Redeemable Units.

Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests, including futures contracts, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	462.1410	$1,289.21	N/A	N/A
August 1, 2017 - August 31, 2017	514.5360	$1,294.86	N/A	N/A
September 1, 2017 - September 30, 2017	332.6980	$1,273.20	N/A	N/A
	1,309.3750	$1,287.36

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

Item 3. Defaults Upon Senior Securities. — None.

Item 4. Mine Safety Disclosures. — Not Applicable.

Item 5. Other Information. — None.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).
32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).
32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTOMAC FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.