Form 10-K
period 2017-12-31
POTOMAC FUTURES FUND LP
filed 2018-03-28
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes             No X

Limited Partnership Redeemable Units with an aggregate value of $24,045,337 of Class A were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, 15,737.7238 Limited Partnership Class A Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

Item 1.   Business.

(a) General Development of Business. Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading operations on October 1, 1997. The commodity interests traded directly by the Partnership, and which were previously traded indirectly through its investment in CMF Campbell Master Fund L.P. (the “Master”), prior to the Partnership’s full redemption from the Master effective July 14, 2017, are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2017, 2016 and 2015 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

As of March 22, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to February 29, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units were first issued on July 1, 2016 at $1,000 per Redeemable Unit. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units are identical, except that Class Z Redeemable Units are not subject to monthly ongoing selling agent fees.

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. Effective July 14, 2017, the Partnership fully redeemed its investment in the Master. As of July 17, 2017, all positions from the Master have been transferred to the Partnership and the Advisor commenced trading the Partnership’s assets directly pursuant to the Campbell Managed Futures Portfolio, a proprietary, systematic trading program. Consequently, the General Partner liquidated the Master, effective July 31, 2017. The units of the Master were used solely for accounting purposes and did not represent legally distinct units. Prior to the Master’s termination of operations on July 31, 2017, the Master permitted accounts managed by the Advisor using the Campbell Managed Futures Portfolio to invest together in one trading vehicle. The General Partner was also the general partner of the Master. Expenses to investors as a result of the investment in the Master, prior to the Partnership’s full redemption from the Master effective July 14, 2017, were approximately the same as expenses to investors as a result of the Partnership trading directly, and redemption rights were not affected. During the years ended December 31, 2017, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership deposits, and the Master deposited, a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A. (“JPMorgan”).

For the period January 1, 2017 through December 31, 2017, the approximate average market sector allocation for the Partnership was as follows:

Prior to the Partnership’s full redemption from the Master effective July 14, 2017 and as of December 31, 2016, the Partnership owned 100% of the Master. The performance of the Partnership was directly affected by the performance of the Master.

The Partnership’s/Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities are or were done primarily on U.S. and foreign commodity exchanges. During the years ended December 31, 2017, 2016 and 2015, the Partnership and the Master engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, CGM also served as a commodity broker.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions and losses, if any.

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

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or MS&Co./CGM. The Advisor is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership pays a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to the Advisor as of the end of each month. Prior to June 1, 2014, the Partnership paid a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets for each outstanding Class allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

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

During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and during the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). The Partnership has terminated the CGM Customer Agreement.

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

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays and paid through its investment in the Master (prior to full redemption from the Master effective July 14, 2017) trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”). Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. Prior to the Partnership’s full redemption from the Master, effective July 14, 2017, the MS&Co. clearing fees were allocated to the Partnership based on its proportionate share of the Master. Prior to the Partnership’s full redemption from the Master, all of the Partnership’s assets available for trading commodity interests not held in the Master’s accounts at MS&Co. were deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or prior to the Partnership’s full redemption from the Master, the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to April 1, 2017, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 5.5% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 3% per year of month-end Net Assets. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to 2% per year of month-end Net Assets for Class A Redeemable Units. Class Z Redeemable Units are not subject to the ongoing selling agent fee. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A Redeemable Units in the Partnership. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment: speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2017 was $22,263,377.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including, but not limited to, clearing, ongoing selling agent, General Partner and management fees.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest, including those that arise from the fact that:

1.	The General Partner and the Partnership’s commodity broker are affiliates;

2.	The Advisor, the Partnership’s commodity broker, the General Partner and their respective principals and affiliates may trade in commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account with respect to Class A Redeemable Units; and

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

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

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

Tax Laws Are Subject To Change at Any Time.

Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Partnership does not anticipate that a limited partner’s share of income from the Partnership will be eligible for the 20% deduction established by the Tax Cuts and Jobs Act for qualified business income. However, in certain limited circumstances unlikely to apply to the Partnership, a portion of a limited partner’s gain upon a taxable disposition of an interest in the Partnership or a complete withdrawal may be eligible for the deduction.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b) Holders. The number of holders of Redeemable Units as of February 28, 2018 was 768.

(c) Dividends. The Partnership did not declare any distributions in 2017 or 2016. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2017, there were additional subscriptions of 11,319.9380 Class A Redeemable Units totaling $15,266,995. For the twelve months ended December 31, 2016, there were additional subscriptions of 145.6740 Class A Redeemable Units totaling $218,400. For the twelve months ended December 31, 2015, there were additional subscriptions of 1,277.0790 Class A Redeemable Units totaling $2,182,466. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units described above were used in the trading of commodity interests, including futures contracts, option, forward and swap contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

		Class A	(c) Total Number of	(d) Maximum Number (or
	Class A	(b) Average	Redeemable Units	Approximate Dollar Value)
	(a) Total Number	Price Paid per	Purchased as Part of	of Redeemable Units
	of Redeemable	Redeemable	Publicly Announced	that May Yet Be Purchased
Period	Units Purchased *	Unit**	Plans or Programs	Under the Plans or Programs
October 1, 2017 - October 31, 2017	294.3600	$1,348.09	N/A	N/A
November 1, 2017 - November 30, 2017	889.2980	$1,353.83	N/A	N/A
December 1, 2017 - December 31, 2017	396.7990	$1,358.48	N/A	N/A
	1,580.4570	$1,353.93

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

Item 6.   Selected Financial Data.

Total investment income, total expenses, expenses borne by the General Partner, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and the net asset value per Redeemable Unit and total assets at December 31, 2017, 2016, 2015, 2014 and 2013 were as follows:

	2017	2016	2015	2014	2013
Total investment income	$202,014	$45,442	$2,081	$4,188	$8,604
Total expenses	(1,619,813)	(1,562,054)	(1,865,782)	(2,042,094)	(2,826,807)
Expenses borne by the General Partner	181,311	-	-	-	-
Total trading results	1,183,022	(1,818,407)	(24,523)	6,464,660	4,919,188

Net income (loss)	$(53,466)	$(3,335,019)	$(1,888,224)	$4,426,754	$2,100,985

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$9.76	$(222.31)	$(105.58)	$265.30	$98.58

Class Z	$25.25	$(87.50)	$-	$-	$-

Net asset value per Redeemable Unit:
Class A	$1,358.48	$1,348.72	$1,571.03	$1,676.61	$1,411.31

Class Z	$937.75	$912.50	$-	$-	$-

Total assets	$22,980,344	$18,397,452	$27,155,807	$30,832,872	$30,800,308

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims and the Master (prior to the Master’s termination of operations effective July 31, 2017) aimed to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ, and the Master may have employed, futures, options on futures, and forward, spot and swap contracts in those markets.

The General Partner manages all business of the Partnership and managed all business of the Master (prior to the Master’s termination of operations effective July 31, 2017). The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in a managed account in the Partnership’s name managed by the Advisor. Prior to its full redemption from the Master effective July 14, 2017, the Partnership had invested these assets in the Master. The General Partner engages a team of approximately 25 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation from time to time, in connection with the operation of the Partnership and of the Master prior to its termination of operations effective July 31, 2017.

While the Partnership has and the Master had the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner believes that the customer agreement and other arrangements with MS&Co. are fair, reasonable, and competitive.

Prior to the Partnership’s full redemption from the Master effective July 14, 2017, the Partnership’s assets allocated to the Advisor for trading were not invested in commodity interests directly and the Advisor’s allocation of the Partnership’s assets was invested in the Master. As of July 17, 2017, all positions from the Master have been transferred to the Partnership and the Advisor commenced trading the Partnership’s assets directly pursuant to the Campbell Managed Futures Portfolio, a proprietary, systematic trading system. The Advisor’s trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

The Advisor believes that utilizing multiple trading models provides an important level of diversification and is most beneficial when multiple contracts of each market are traded. Every trading model may not trade every market. It is possible that one trading model may signal a long position while another trading model signals a short position in the same market. It is the Advisor’s intention to offset those signals to reduce unnecessary trading, but if the signals are not simultaneous, both trades will be taken and since it is unlikely that both positions would prove profitable, in retrospect, one or both trades will appear to have been unnecessary. It is the Advisor’s policy to follow trades signaled by each trading model independently of the other models.

As a managed futures partnership, the Partnership’s performance is, and the Master’s performance was, dependent upon the successful trading of the Advisor to achieve the Partnership’s and the Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s objectives.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) equity in trading accounts, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner, (iii) interest receivable and (iv) cash at bank. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2017.

To minimize the risk relating to low margin deposits, the Partnership and the Master (prior to the Master’s termination of operations effective July 31, 2017) follow or followed certain trading policies, including:

(i)

The Partnership invests, and the Master invested, its assets only in commodity interests that the Advisor believes are or were traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)

The Partnership normally will not establish new positions in a futures interest for any one contract month or option if such additional positions would result in a net long or short position for that futures interest requiring as margin or premium more than 15% of the Partnership’s net assets.

(iii)

The Advisor will not and would not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s/Master’s net assets allocated to the Advisor.

(iv)

The Partnership will trade currencies and other commodities in the interbank and forward contract markets only with banks, brokers, dealers, and other financial institutions which the General Partner, in conjunction with MS&Co., has determined to be creditworthy. In determining the creditworthiness of a counterparty to a forward contract, the General Partner and MS&Co. will consult with the Corporate Credit Department of MS&Co.

(v)

The Advisor will not generally take a position after the first notice day in any futures interest during the delivery month of that futures interest, except to match trades to close out a position on the interbank foreign currency or other forward markets or liquidate trades in a limit market.

(vi)

The Partnership may occasionally accept, and the Master may have occasionally accepted, delivery of a commodity. Unless such delivery is or was disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is or was fully hedged.

(vii)

The Partnership/Master does not and did not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(viii)	The Partnership/Master does not and did not utilize borrowings other than short-term borrowings if the Partnership/Master takes or had taken delivery of any cash commodities.

(ix)

If the Partnership borrows money from the General Partner or any affiliate thereof, the lending entity may not receive interest in excess of its interest costs, nor may the lender receive interest in excess of the amounts which would be charged to the Partnership (without reference to the General Partner’s financial abilities or guarantees) by unrelated banks on comparable loans for the same purpose, nor may the lender or any affiliate thereof receive any points or other financing charges or fees regardless of the amount.

(x)

The Partnership will not purchase, sell, or trade securities (except securities permitted by the CFTC for investment of customer funds). The Partnership may, however, trade in futures contracts on securities and securities indexes, options on such futures contracts, and other commodity options.

(xi)

The Advisor may employ, and may have employed, from time to time, trading strategies such as spreads or straddles on behalf of the Partnership/Master. “Spreads” and “straddles” describe commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(xii)

The Partnership/Master will not and did not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2017 through December 31, 2017, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 23.1%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master prior to the Partnership’s full redemption from the Master effective July 14, 2017.

In the normal course of business, the Partnership is and through its investment in the Master prior to its full redemption effective July 14, 2017, was party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include or may have included forwards, futures, options and swaps, whose values are or were based upon an underlying asset, index, or reference rate, and generally represent or represented future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be or may have been traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 12.6% to 61.1% of the Partnership’s contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s Net Assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments that are traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. The Partnership’s market risk is, and the Master’s market risk was, directly impacted by the volatility and liquidity in the markets in which the related underlying assets are or were traded. The Partnership is, and the Master was, exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The risk of loss in the event of a counterparty default for the Partnership is, and for the Master was, typically limited to the amounts recognized in the Statements of Financial Condition and is not for the Partnership, and was not for the Master, represented by the contract or notional amounts of the instruments. The risk of loss is for the Partnership, and was for the Master, reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership, and permitted the Master, to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. During the reporting periods, the Partnership and the Master had, as applicable, credit risk and concentration risk, as MS&Co., CGM or an MS&Co. affiliate was the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co., CGM and/or an MS&Co. affiliate, the Partnership’s counterparty was an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

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

Other than the risks inherent in commodity futures, forward, option and swap trading, U.S. Treasury bills and money market mutual fund securities, the General Partner knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may cause the Partnership to cease trading operations under certain circumstances, including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b) Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent, General Partner, management fees and, prior to the Partnership’s full redemption from the Master effective July 14, 2017, expenses allocated from the Master. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income earned by the Partnership’s commodity broker is dependent upon (i) the average daily equity maintained in cash in the Partnership’s and/or (prior to the Partnership’s full redemption from the Master effective July 14, 2017) the Master’s accounts, (ii) the amount of U.S. Treasury bills and/or (prior to July 14, 2017) money market mutual fund securities held by the Partnership and/or the Master and (iii) interest rates over which the Partnership and MS&Co. has, and the Master had, no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2017, 8,101.6680 Class A Redeemable Units were redeemed totaling $10,711,472 and 130.3980 Class Z General Partner Redeemable Units were redeemed totaling $115,002. For the year ended December 31, 2016, 4,021.8240 Class A Redeemable Units were redeemed totaling

$5,889,865, 192.5786 Class A General Partner Redeemable Units were redeemed totaling $289,508 and 36.6440 Class Z General Partner Redeemable Units were redeemed totaling $35,000. For the year ended December 31, 2015, 2,280.8790 Class A Redeemable Units were redeemed totaling $3,775,641.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2017, there were additional subscriptions of 11,319.9380 Class A Redeemable Units totaling $15,266,995 and 199.2080 Class Z General Partner Redeemable Units totaling $181,777. For the year ended December 31, 2016, there were additional subscriptions of 145.6740 Class A Redeemable Units totaling $218,400 and 264.5080 Class Z General Partner Redeemable Units totaling $264,508. For the year ended December 31, 2015, there were additional subscriptions of 1,277.0790 Class A Redeemable Units totaling $2,182,466.

(c) Results of Operations.

For the year ended December 31, 2017, the net asset value per Class A Redeemable Unit increased 0.7% from $1,348.72 to $1,358.48 and the net asset value per Class Z Redeemable Unit increased 2.8% from $912.50 to $937.75. For the year ended December 31, 2016, the net asset value per Class A Redeemable Unit decreased 14.2% from $1,571.03 to $1,348.72 and the net asset value per Class Z Redeemable Unit decreased 8.8% from $1,000.00 to $912.50. For the year ended December 31, 2015, the net asset value per Class A Redeemable Unit decreased 6.3% from $1,676.61 to $1,571.03.

The Partnership experienced a net trading gain before fees and expenses for the year ended December 31, 2017 of $1,183,022. Gains were primarily attributable to the Partnership’s/Master’s trading of commodity futures in indices and were partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and softs. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable losses were recorded during January and March within the currency markets from short positions in the Canadian dollar, Japanese yen, Swedish krona, and British pound versus the U.S. dollar as the relative value of the dollar depreciated as investors revised their expectations for further interest rate hikes in 2017. Losses were also recorded during January and March from long positions in crude oil and its related products as prices fell due to growing global stockpiles. Additional energy losses were recorded during January and March from positions in natural gas futures. Within the agricultural and global interest rates markets, losses were recorded during January and March. A portion of the Partnership’s losses during the first quarter was offset by trading gains achieved during February and March from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. and Asian equity index futures during January. Additional gains were experienced within the metals sector during January and February from long positions in industrial metals futures.

During the second quarter, the most meaningful losses were recorded within the global interest rate sector primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank (“ECB”), expressing optimism on eurozone inflation. Further losses were recorded during May within the currency market from long positioning in the U.S. dollar against most developed currencies as the dollar weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. Additional losses were experienced throughout the second quarter from long and short futures positions in oil related futures products, as well as in the metals sector. Within the agricultural markets, losses were recorded during late June from short soybean futures positions as prices rose sharply. The Partnership’s losses for the second quarter were partially offset by gains achieved within the global stock index markets during April and May from long positions in Asian, U.S., and European equity index futures as prices were supported by increased consumer confidence.

During the third quarter, the Partnership posted a gain in the global stock index markets during July and September from long positions in U.S., Asian, and European equity index futures as prices rose amid growing confidence in the strength of the global economy. Additional gains were achieved in the currency markets during July from long positions in the Australian dollar, Canadian dollar, and euro versus the U.S. dollar as the relative value of the U.S. currency decreased amid dovish comments released by Federal Reserve (the “Fed”) officials and diminished confidence in President Trump’s ability to successfully push a pro-growth agenda. The Partnership’s gains for the third quarter were partially offset by losses incurred within the agricultural sector primarily during July from short positions in soybean futures as drought conditions in portions of the U.S. Midwest threatened crops, pushing prices higher. Within the metals complex, losses were recorded during July from short positions in silver futures as prices moved higher. Additional losses in the metals complex were experienced during September.

During the fourth quarter, the Partnership recorded gains in global stock index futures from long positions as equity prices continued their rally on optimism for global economic growth. Gains were also recorded in the energy markets from long positions in crude oil and its refined products as prices rose throughout the quarter on expectations for further output cuts from OPEC and Russia. Additional trading gains were recorded in metals and grains during October and December. The Partnership’s gains for the fourth quarter were partially offset by currency losses experienced during October from positions in the Turkish lira, Brazilian real, Mexican peso, and Australian dollar. Net trading results in the fixed income sector were relatively flat for the quarter.

The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses for the year ended December 31, 2016 of $1,818,407. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. interest rates, livestock, metals and softs and were partially offset by gains in grains and non-U.S. interest rates.

The most significant losses were incurred within the energy complex during March and May from short positions in crude oil and its related products as prices rallied as U.S. crude production continued to decline. Additional losses in this complex were experienced during April and June from short positions in natural gas futures as prices increased after warmer-than-expected weather in the U.S. spurred speculation of a tightening market. Further losses in the energies were incurred during August and September from short positions in crude oil and its related products. Additional losses in this sector were experienced during November from short natural gas futures positions as prices rose in the latter half of the month. In the agricultural markets, losses were recorded during January from short corn futures positions as prices rose after a strong U.S. export sales report and adverse weather conditions in Brazil. Additional losses in this sector were incurred during March from short wheat and soybean futures positions. Further losses in these markets were incurred during the first half of the April from long sugar futures positions and during May from long futures positions in cocoa. During October, losses were experienced from short corn futures positions as prices rose amid strong U.S. export sales, speculation of increased Chinese demand, and investors covering short positions. During November, losses were incurred from long coffee futures positions as prices decreased after forecasts of South American supplies increased and the weakening relative value of the Brazilian real dampened the market’s outlook. Additional losses in the agricultural markets were recorded during December from short lean hog futures positions as prices rallied amid solid export activity and a lowered U.S. production projection from the United States Department of Agriculture. Within the metals complex, losses were incurred during January and February from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses in this sector were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve after the Chinese government signaled increased support for economic stimulus. Further losses within the metals were incurred during May and August from long positions in precious metals futures positions as prices declined. Additional losses were recorded in metals during September, October, and December from short and long copper futures positions. In the currency sector, losses were recorded during February from short positions in the Canadian dollar, New Zealand dollar, and Japanese yen as the relative value of the U.S. dollar weakened amid concern of growing vulnerability of the U.S. economy. During April, losses in currencies were recorded from short positions in the British pound versus the U.S. dollar after the pound strengthened as fears the United Kingdom might vote to exit the E.U. began to prematurely subside. During May, losses were incurred from short U.S. dollar positions against a variety of currencies after the dollar steadily strengthened. During August, losses in this sector were experienced from short positions in the euro versus the U.S. dollar. A portion of the Partnership’s losses for the year was partially offset by gains achieved within the global interest rates sector during January and February primarily from long European bond futures positions as prices increased following dovish comments released by the ECB and a flight-to-quality due to global growth concerns. Further gains from long European bond futures positions were recorded during May. In June, additional gains were achieved within this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the E.U. increased demand for the relative “safety” of government debt. Within the global stock index sector, gains were achieved during July as prices rose after investors looked past geopolitical concerns and focused on better-than-expected economic fundamental data. In December, further gains achieved in this sector from long positions in European and U.S. equity index futures as prices rose after the ECB extended its quantitative easing program and amid expectations for strong growth during 2017.

Prior to April 1, 2017, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s, prior to the Partnership’s full redemption from the Master effective July 14, 2017) brokerage account during each month. During the reporting periods, any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. Any interests earned on the Partnership’s account in excess of the amounts described above, if any, will continue to be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned directly or allocated from the Master, as applicable, for the three and twelve months ended December 31, 2017 increased by $54,872 and $156,572, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to an increase in average Net Assets and higher interest rates during the three and twelve months ended

December 31, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity maintained in cash in the Partnership’s and/or (prior to the Partnership’s full redemption from the Master effective July 14, 2017) the Master’s accounts, (ii) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master, and (iii) interest rates over which the Partnership and MS&Co. have and the Master had, no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2017 increased by $25,516 and $68,375, respectively, as compared to the corresponding periods in 2016. The increase in ongoing selling agent fees is due to an increase in average net assets attributable to Class A Redeemable Units during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2017 increased by $19,523 and $54,194, respectively, as compared to the corresponding periods in 2016. The increase in management fees is due to an increase in average adjusted net assets per Class during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2017 increased by $13,017 and $36,130, respectively, as compared to the corresponding periods in 2016. The increase in General Partner fees is due to an increase in average adjusted net assets per Class during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and twelve months ended December 31, 2017 and 2016. To the extent the Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include fees such as legal and accounting expenses related to the offering, certain offering costs and filing, reporting and data processing fees. Professional fees for the years ended 2017 and 2016 were $255,641 and $331,230, respectively.

The Partnership, through its investment in the Master, experienced a net trading loss of $24,523 before fees and expenses for the year ended December 31, 2015. Losses were primarily attributable to the Master’s trading of commodity futures in grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in currencies, energy, indices and livestock.

The most significant losses were recorded within the global interest rate markets during February, April, May, and June from long positions in European and U.S. fixed income futures as prices declined due to an increase in probability the Fed would raise interest rates. During December losses were experienced in this sector from long European bond futures positions as prices reversed sharply lower after the ECB announced new stimulus measures that fell short of market expectations. Within the agricultural sector, losses were incurred during the second half of June from short corn and wheat futures positions as prices spiked due to crop concerns following heavy rainfall in the U.S. Midwest region. Additional losses were recorded during July, September, and October from both long and short soybean, corn, and wheat futures positions as prices whipsawed amid varying reports concerning crop conditions, exports, and planted acreage. Additional losses were incurred in this sector during December from short coffee futures positions as prices increased amid dryness concerns as rainfall remained below normal in Brazil’s coffee growing regions. Within the global stock index sector, losses were recorded primarily during June and December from long positions in U.S., European, and Asian index futures as prices decreased amid investor anxiety over Greece’s debt obligations and China’s slowing economy. Further losses in this sector were experienced during the middle of July from short positions in European index futures as prices rebounded with positive investor sentiment after Greece and its creditors came to an agreement over economic reform. The Partnership’s losses for the year were partially offset by gains experienced within the energy complex during January, March, and throughout the second half of the year from short positions in crude oil and oil related products as prices fell due to high production in the U.S. and Middle East, which added to a growing global supply glut. Within the currency sector, gains were achieved during January from short Canadian dollar and euro positions versus the U.S. dollar as the values of these two currencies decreased against the U.S. dollar after the Bank of Canada unexpectedly cut interest rates and the ECB announced a larger-than-expected bond buying program. Additional gains were achieved from short euro positions versus the U.S. dollar during March and May as its value decreased due to the ECB’s accommodative monetary policy. Further gains in currencies were achieved during the third quarter from short Canadian, Australian, and New Zealand dollar positions versus the U.S. dollar as “commodity currencies” were pressured lower as global commodities prices fell. During November, gains in this sector were experienced from short positions in the euro versus the U.S. dollar as the relative value of the euro decreased after the Fed’s October minutes pointed to an increased likelihood of a rate hike during December, while in the Eurozone, consensus pointed to additional stimulus. Within the metals complex, gains were achieved primarily during July from short futures positions in gold and silver as prices declined as a strengthening U.S. dollar decreased the appeal of precious metals. Additional gains were recorded during July from short base metals futures positions as prices moved lower amid concern a slowdown in the Chinese economy would weaken demand. During November, further gains were experienced from short positions in copper futures as prices declined as weak economic data from China continued to dampen demand prospects within an already oversupplied market.

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

In allocating the assets of the Partnership to the Advisor, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time. The Advisor’s trading program is described in the “Overview” section of this Item 7.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market instruments, where clearance, settlement, and/or custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participate. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

(g) Critical Accounting Policies.

The preparation of financial statements in conformity with generally accepted accounting principles. (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates, and those differences could be material. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Prior to its full redemption from the Master effective July 14, 2017, the Partnership’s most significant accounting policy was the valuation of its investments in the Master. The fair value of the investment in the Master was determined based on the Master’s net asset value per Redeemable Unit as calculated by the Master.

The Partnership’s and the Master’s (prior to its termination of operations effective July 31, 2017) investments in futures, option and forward contracts and U.S. Treasury bills, as applicable, are or were carried at fair value. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

All or substantially all of the Partnership’s assets are subject to the risk of trading loss either directly or indirectly through the Partnership’s investment in the Master prior to its full redemption from the Master effective July 14, 2017. The Partnership is, and the Master was, a speculative commodity pool. The market sensitive instruments held by the Partnership are, and by the Master were, acquired for speculative trading purposes. Unlike an operating company, the risk of market sensitive instruments is for the Partnership, and was for the Master, integral, not incidental, to the Partnership’s and the Master’s main lines of business.

Market movements for the Partnership result, and for the Master resulted, in frequent changes in the fair market value of the Partnership’s/Master’s open positions and, consequently, in their respective earnings and cash balances. The market risk for the Partnership is, and for the Master was, influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Master’s open positions and the liquidity of the markets in which the Partnership trades and the Master traded.

The Partnership rapidly acquires and liquidates, and the Master rapidly acquired and liquidated, both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Master’s past performance is not necessarily indicative of the Partnership’s future results.

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

The Partnership’s/Master’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Advisor in their daily risk management activities.

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

In the case of market sensitive instruments which are not exchange-traded, the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s/Master’s futures and forward positions does not and did not have any optionality component. However, the Advisor may trade and may have traded commodity options. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Master in almost all cases fluctuate or fluctuated to a lesser extent than those of the underlying instruments.

In quantifying the Partnership’s/Master’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnerships’/Master’s positions are or were rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s and the Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category for the Partnership as of December 31, 2017 and for the Master as of December 31, 2016, and the highest, lowest and average value at any point during the twelve months ended December 31, 2017 for the Partnership/Master and during the twelve months ended December 31, 2016 for the Master. All open position trading risk exposures of the Partnership/Master have been included in calculating the figures set forth below.

As of December 31, 2017, the Partnership’s total capitalization was $22,263,377. The Partnership’s Value at Risk as of December 31, 2017 was as follows:

		December 31, 2017

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$1,340,873	6.02%	$4,461,014	$1,281,809	$2,392,820
Energy	249,205	1.12	560,175	70,446	232,419
Grains	175,395	0.79	542,823	43,995	217,620
Indices	1,374,629	6.17	16,898,618	1,159,471	1,792,039
Interest Rates U.S.	130,842	0.59	326,612	16,689	109,966
Interest Rates Non-U.S.	392,746	1.76	1,115,652	214,037	611,244
Livestock	13,860	0.06	102,658	1,320	47,921
Metals	231,230	1.04	881,515	85,750	484,587
Softs	63,202	0.28	268,675	63,202	135,464

Total	$3,971,982	17.83%

*	Annual average of month-end Values at Risk.

The Partnership did not trade directly as of December 31, 2016.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Master is and was typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Partnership/Master. The magnitude of the Partnership’s/Master’s open positions creates and created a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause and could have caused the Partnership/Master to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership/Master — give no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership has, and the Master had (prior to its termination of operations effective July 31, 2017), a non-trading market risk on the Partnership’s/Master’s foreign cash balances not needed for margin. These balances and any market risk they may or may have represented are immaterial.

A decline in short-term interest rates would or would have resulted in a decline in the Partnership’s/Master’s cash management income. This cash flow risk is not and was not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership’s/Master’s market-sensitive instruments, in relation to the Partnership’s/Master’s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Master manages and managed its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Master’s primary market risk exposures, as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures, are or were subject to numerous uncertainties, contingencies and risks, any one of which could or could have caused the actual results of the Partnership’s/Master’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result or could have resulted in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Master. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2017 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2017, the Partnership’s primary exposures were in the SPI 200 (Australia), FTSE 100 (United Kingdom), CBOE VIX Market Volatility (U.S.), S&P/TSX 60 (Canada), and Dow Jones Euro STOXX 50 (European Union) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2017 was to fluctuations in the price of zinc, aluminum, copper, and gold.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, wheat, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2017.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cotton, cocoa, and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2017.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts for the Partnership, and monitored and attempted for the Master, to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has or had effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be, and Master may have been, subject.

The General Partner monitors the Partnership’s (and monitored the Master’s) performance and the concentration of its open positions, and consults or consulted with the Advisor concerning the Partnership’s/Master’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require and could have required the Advisor to close out positions as well as enter positions traded on behalf of the Partnership/Master. However, any such intervention would be and would have been a highly unusual event. The General Partner primarily relies or relied on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Partnership’s/Master’s market risk exposures.

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

Item 8. Financial Statements and Supplementary Data.

Potomac Futures Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2017, 2016 and 2015; Statements of Financial Condition at December 31, 2017 and 2016; Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015; Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015; and Notes to Financial Statements.

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

The management of Potomac Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Potomac Futures Fund L.P.	Potomac Futures Fund L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Potomac Futures Fund L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Potomac Futures Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and the changes in its partners’ capital for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The statement of financial condition, as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers and others were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Potomac Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Potomac Futures Fund L.P. (the “Partnership”) as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Potomac Futures Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Potomac Futures Fund L.P.

Statements of Financial Condition

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets:
Investment in the Master, at fair value (Note 1)	$-	$18,270,979
Equity in trading account:
Unrestricted cash (Note 3c)	18,417,831	-
Restricted cash (Note 3c)	4,063,802	-
Net unrealized appreciation on open futures contracts	267,186	-
Net unrealized appreciation on open forward contracts	205,060	-

Total equity in trading account	22,953,879	-

Receivable from General Partner (Note 3a)	4,123	-
Interest receivable	21,906	-
Cash at MS&Co. (Note 3c)	-	126,256
Cash at bank (Note 1)	436	217

Total assets	$22,980,344	$18,397,452

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$37,827	$30,313
Management fees (Note 3b)	28,563	22,816
General Partner fees (Note 3a)	19,042	15,210
Professional fees	92,491	114,608
Redemptions payable to Limited Partners (Note 6)	539,044	519,960

Total liabilities	716,967	702,907

Partners’ Capital (Notes 1 and 6):
General Partner, Class Z, 296.6740 and 227.8640 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	278,206	207,926
Limited Partners, Class A, 16,183.6278 and 12,965.3578 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	21,985,171	17,486,619

Total partners’ capital (net asset value)	22,263,377	17,694,545

Total liabilities and partners’ capital	$22,980,344	$18,397,452

Net asset value per Redeemable Unit:
Class A	$1,358.48	$1,348.72

Class Z	$937.75	$912.50

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	61	$175,212	0.79%
Grains	2	(2,840)	(0.01)
Indices	347	173,442	0.78
Interest Rates U.S.	14	7,062	0.03
Interest Rates Non-U.S.	204	(226,963)	(1.02)
Livestock	8	3,750	0.02
Metals	20	59,445	0.27
Softs	14	36,280	0.15

Total futures contracts purchased		225,388	1.01

Futures Contracts Sold
Energy	32	(82,350)	(0.37)
Grains	204	97,044	0.44
Indices	21	(4,735)	(0.02)
Interest Rates U.S.	213	27,605	0.12
Interest Rates Non-U.S.	240	446	0.00 *
Livestock	2	(1,540)	(0.01)
Metals	4	(3,000)	(0.01)
Softs	22	8,328	0.04

Total futures contracts sold		41,798	0.19

Net unrealized appreciation on open futures contracts		$267,186	1.20%

Unrealized Appreciation on Open Forward Contracts
Currencies	$48,393,022	$652,474	2.93%
Metals	39	167,165	0.75

Total unrealized appreciation on open forward contracts		819,639	3.68

Unrealized Depreciation on Open Forward Contracts
Currencies	$35,002,762	(539,534)	(2.42)
Metals	14	(75,045)	(0.34)

Total unrealized depreciation on open forward contracts		(614,579)	(2.76)

Net unrealized appreciation on open forward contracts		$205,060	0.92%

*	Due to rounding.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income (Note 3c)	$109,109	$-	$-
Interest income allocated from the Master (Note 3c)	92,905	45,442	2,081

Total investment income	202,014	45,442	2,081

Expenses:
Expenses allocated from the Master	125,277	192,598	234,518
Clearing fees related to direct investments (Note 3c)	41,970	-	-
Ongoing selling agent fees (Note 3d)	529,876	461,501	591,556
Management fees (Note 3b)	400,229	346,035	441,407
General Partner fees (Note 3a)	266,820	230,690	294,269
Incentive fees (Note 3b)	-	-	84,431
Professional fees	255,641	331,230	219,601

Total expenses	1,619,813	1,562,054	1,865,782
Expenses borne by the General Partner (Note 3a)	(181,311)	-	-

Net expenses	1,438,502	1,562,054	1,865,782

Net investment loss	(1,236,488)	(1,516,612)	(1,863,701)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Master:
Net realized gains (losses) on closed contracts	1,863,780	-	-
Net realized gains (losses) on closed contracts allocated from the Master	(903,323)	(2,413,231)	1,839,783
Net change in unrealized gains (losses) on open contracts	475,211	-	-
Net change in unrealized gains (losses) on open contracts allocated from the Master	(252,646)	594,824	(1,864,306)

Total trading results	1,183,022	(1,818,407)	(24,523)

Net income (loss)	$(53,466)	$(3,335,019)	$(1,888,224)

Net income (loss) per Redeemable Unit* (Note 7):
Class A	$9.76	$(222.31)	$(105.58)

Class Z	$25.25	$(87.50)	$-

Weighted average Redeemable Units outstanding:
Class A	19,944.6721	15,454.5329	17,729.3828

Class Z	357.2938	246.1860	-

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2017, 2016 and 2015

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2014	$30,242,428	18,037.8864	$-	-	$30,242,428	18,037.8864
Subscriptions - Limited Partners	2,182,466	1,277.0790	-	-	2,182,466	1,277.0790
Redemptions - Limited Partners	(3,775,641)	(2,280.8790)	-	-	(3,775,641)	(2,280.8790)
Net income (loss)	(1,888,224)	-	-	-	(1,888,224)	-

Partners’ Capital, December 31, 2015	26,761,029	17,034.0864	-	-	26,761,029	17,034.0864
Subscriptions - General Partner	-	-	264,508	264.5080	264,508	264.5080
Subscriptions - Limited Partners	218,400	145.6740	-	-	218,400	145.6740
Redemptions - General Partner	(289,508)	(192.5786)	(35,000)	(36.6440)	(324,508)	(229.2226)
Redemptions - Limited Partners	(5,889,865)	(4,021.8240)	-	-	(5,889,865)	(4,021.8240)
Net income (loss)	(3,313,437)	-	(21,582)	-	(3,335,019)	-

Partners’ Capital, December 31, 2016	17,486,619	12,965.3578	207,926	227.8640	17,694,545	13,193.2218
Subscriptions - General Partner	-	-	181,777	199.2080	181,777	199.2080
Subscriptions - Limited Partners	15,266,995	11,319.9380	-	-	15,266,995	11,319.9380
Redemptions - General Partner	-	-	(115,002)	(130.3980)	(115,002)	(130.3980)
Redemptions - Limited Partners	(10,711,472)	(8,101.6680)	-	-	(10,711,472)	(8,101.6680)
Net income (loss)	(56,971)	-	3,505	-	(53,466)	-

Partners’ Capital, December 31, 2017	$21,985,171	16,183.6278	$278,206	296.6740	$22,263,377	16,480.3018

Net asset value per Redeemable Unit:
2015:	Class A	$1,571.03

2016:	Class A	$1,348.72

	Class Z	$912.50

2017:	Class A	$1,358.48

	Class Z	$937.75

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

1.	Organization:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading operations on October 1, 1997. The commodity interests traded directly by the Partnership, and which were previously traded indirectly through its investment in CMF Campbell Master Fund L.P. (the “Master”), prior to the Partnership’s full redemption from the Master effective July 14, 2017, are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”). The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

During the periods covered by this report, the Partnership’s and the Master’s (prior to its termination effective July 31, 2017) commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits, and the Master deposited, a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. Effective July 14, 2017, the Partnership fully redeemed its investment in the Master. As of July 17, 2017, all positions from the Master have been transferred to the Partnership and the Advisor commenced trading the Partnership’s assets directly pursuant to the Campbell Managed Futures Portfolio Strategy, a proprietary, systematic trading program. Consequently, the General Partner liquidated the Master, effective July 31, 2017. The units of the Master were used solely for accounting purposes and did not represent legally distinct units. Prior to the Master’s termination of operations on July 31, 2017, the Master permitted accounts managed by the Advisor using the Campbell Managed Futures Portfolio Strategy to invest together in one trading vehicle. The General Partner was also the general partner of the Master. Expenses to investors as a result of the investment in the Master, prior to the Partnership’s full redemption from the Master effective July 14, 2017, were approximately the same as expenses to investors as a result of the Partnership trading directly, and redemption rights were not affected.

Potomac Futures Fund L.P.

Notes to Financial Statements

As of March 22, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to February 29, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units are identical, except that Class Z Redeemable Units are not subject to monthly ongoing selling agent fees.

The financial statements of the Master, including the Condensed Schedule of Investments, are attached to this report and should be read together with the Partnership’s financial statements.

Prior to the Partnership’s full redemption from the Master effective July 14, 2017 and as of December 31, 2016, the Partnership owned 100% of the Master. The performance of the Partnership was directly affected by the performance of the Master. The Partnership’s/Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities are or were done primarily on U.S. and foreign commodity exchanges. The Partnership engages, and the Master engaged, in such trading through commodity brokerage accounts maintained with MS&Co.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017, 2016 and 2015 the Partnership carried no debt and all of the Partnership’s and the Master’s investments, as applicable, were carried at fair value and classified as Level 1 or Level 2 measurements.

d.

Partnership’s/Master’s Investments. The Partnership carried its investment in the Master, prior to its full redemption effective July 14, 2017, at fair value based on the Master’s net asset value per Redeemable Unit as calculated by the Master.

All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held, and those of the Master were held, for trading purposes. The commodity interests for the Partnership/Master are or were recorded on the trade date and open contracts are or were recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. The Partnership’s/Master’s investments in commodity interests denominated in foreign currencies are or were translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses for the Partnership/Master are or were realized when contracts are or were liquidated and are or were determined by using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Master’s Statements of Income and Expenses. The Partnership does not, and the Master did not, isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s, and were included in the Master’s, Statements of Income and Expenses.

Partnership’s/Master’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $149,600 (cost of $146,635) at December 31, 2017.

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the year in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

Potomac Futures Fund L.P.

Notes to Financial Statements

f.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

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

In allocating the assets of the Partnership to the Advisor, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Potomac Futures Fund L.P.

Notes to Financial Statements

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement and foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) directly and indirectly through its investment in the Master (prior to the Master’s termination effective July 31, 2017). Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange counterparty, and required by MS&Co. At December 31, 2017, the amount of the Partnership’s cash held for restricted cash requirements was $4,063,802. Prior to the Partnership’s full redemption from the Master effective July 14, 2017, all of the Partnership’s assets not held in the Master’s accounts at MS&Co. were deposited in the Partnership’s account at MS&Co. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s, prior to its termination effective July 31, 2017) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to April 1, 2017, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agent Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets for Class A Redeemable Units. Class Z Redeemable Units are not subject to the ongoing selling agent fee. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

The futures brokerage account agreements with MS&Co. give the Partnership, and gave the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, and the Master netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Potomac Futures Fund L.P.

Notes to Financial Statements

Trading and transaction fees are based on the number of trades executed by the Advisor. All clearing fees paid to MS&Co. are directly charged to the Partnership and prior to the Partnership’s full redemption from the Master effective July 14, 2017, were borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Partnership are, and by the Master were, held for trading purposes. The monthly average number of futures contracts traded by the Partnership/Master during the years ended December 31, 2017 and 2016 were 1,712 and 1,120, respectively. The monthly average number of metals forward contracts traded by the Partnership/Master during the years ended December 31, 2017 and 2016 were 236 and 263, respectively. The monthly average notional values of currency forward contracts traded by the Partnership/Master during the years ended December 31, 2017 and 2016 were $175,388,882 and $243,676,061, respectively.

The following table summarizes the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2017.

		Gross Amounts Offset in the	Amounts Presented in	Gross Amounts Not Offset in the Statements of Financial Condition
		Statements of	the Statements		Cash Collateral
	Gross Amounts	Financial	of Financial	Financial	Received/
December 31, 2017	Recognized	Condition	Condition	Instruments	Pledged *	Net Amount
Assets
Futures	$722,562	$(455,376)	$267,186	$-	$-	$267,186
Forwards	819,639	(614,579)	205,060	-	-	205,060

Total assets	$1,542,201	$(1,069,955)	$472,246	$-	$-	$472,246

Liabilities
Futures	$(455,376)	$455,376	$-	$-	$-	$-
Forwards	(614,579)	614,579	-	-	-	-

Total liabilities	$(1,069,955)	$1,069,955	$-	$-	$-	$-

Net fair value						$472,246	*

*	In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Partnership’s Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Potomac Futures Fund L.P.

Notes to Financial Statements

The following table indicates the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of December 31, 2017.

Assets	December 31, 2017
Futures Contracts
Energy	$175,224
Grains	102,158
Indices	279,491
Interest Rates U.S.	45,321
Interest Rates Non-U.S.	9,980
Livestock	3,770
Metals	59,445
Softs	47,173

Total unrealized appreciation on open futures contracts	722,562

Liabilities
Futures Contracts
Energy	(82,362)
Grains	(7,954)
Indices	(110,784)
Interest Rates U.S.	(10,654)
Interest Rates Non-U.S.	(236,497)
Livestock	(1,560)
Metals	(3,000)
Softs	(2,565)

Total unrealized depreciation on open futures contracts	(455,376)

Net unrealized appreciation on open futures contracts	$267,186	*

Assets
Forward Contracts
Currencies	$652,474
Metals	167,165

Total unrealized appreciation on open forward contracts	819,639

Liabilities
Forward Contracts
Currencies	(539,534)
Metals	(75,045)

Total unrealized depreciation on open forward contracts	(614,579)

Net unrealized appreciation on open forward contracts	$205,060	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31 2017, 2016 and 2015.

Sector	2017**		2016		2015
Currencies	$(1,586,994)		$(232,835)		$913,756
Energy	(595,331)		(1,339,102)		991,586
Grains	(759,369)		254,390		(667,075)
Indices	5,597,239		(453,676)		342,751
Interest Rates U.S.	(366,474)		(135,278)		(530,628)
Interest Rates Non-U.S.	(879,489)		1,121,232		(616,519)
Livestock	(90,330)		(295,814)		721,872
Metals	(28,141)		(299,841)		(604,626)
Softs	(108,089)		(437,483)		(575,640)

Total	$1,183,022	*	$(1,818,407)	*	$(24,523)	*

*	This amount is in “Total trading results” in the Partnership’s/Master’s Statements of Income and Expenses.
**	Prior to July 17, 2017, trading gains and losses were allocated to the Partnership through its investment in the Master, of which the Partnership owned 100%.

5.	Fair Value Measurements:

Partnership’s/Master’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership considers, and the Master considered, prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are or were priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2017 and 2016, the Partnership/Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2. Effective July 17, 2017, all positions from the Master have been transferred to the Partnership and thus the Master did not hold any of the Partnership’s investments subsequent to July 17, 2017.

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$722,562	$722,562	$-	$-
Forwards	819,639	-	819,639	-

Total assets	$1,542,201	$722,562	$819,639	$-

Liabilities
Futures	$455,376	$455,376	$-	$-
Forwards	614,579	-	614,579	-

Total liabilities	$1,069,955	$455,376	$614,579	$-

6.	Subscriptions, Distributions and Redemptions:

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

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

Class A

	2017	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the year): *
Net realized and unrealized gains (losses)	$71.32	$(124.48)	$(0.43)
Net investment loss	(61.56)	(97.83)	(105.15)

Increase (decrease) for the year	9.76	(222.31)	(105.58)
Net asset value per Redeemable Unit, beginning of year	1,348.72	1,571.03	1,676.61

Net asset value per Redeemable Unit, end of year	$1,358.48	$1,348.72	$1,571.03

	2017	2016	2015
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(5.0)%	(6.7)%	(6.4)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.5%	6.9%	6.1%
Expenses borne by the General Partner	(0.7)%	-%	-%
Incentive fees	-%	-%	0.3%

Operating expenses after expenses borne by the General Partner and incentive fees	5.8%	6.9%	6.4%

Total return:
Total return before incentive fees	0.7%	(14.2)%	(6.0)%
Incentive fees	-%	-%	(0.3)%

Total return after incentive fees	0.7%	(14.2)%	(6.3)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Interest income, including interest income allocated from the Master prior to the Partnership’s full redemption from the Master effective July 14, 2017, less total expenses.

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

In the normal course of business, the Partnership is, and was, through its investment in the Master prior to its full redemption effective July 14, 2017, party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include or may have included forwards, futures, options and swaps, whose values are or were based upon an underlying asset, index, or reference rate, and generally represent or represented future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be or may have been traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 12.6% to 61.1% of the Partnership’s contracts are traded OTC.

Futures Contracts. The Partnership trades, and the Master traded, futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership, and may have been made or received by the Master, each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded by the Partnership, or were recorded by the Master, as unrealized gains or losses. When the contract is closed, the Partnership records, and the Master recorded, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Master’s Statements of Income and Expense.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership agrees, and the Master agreed, to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily by the Partnership and were valued daily by the Master, and the Partnership’s/Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Partnership’s/Master’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s/Master’s Statements of Income and Expenses.

Potomac Futures Fund L.P.

Notes to Financial Statements

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are, and by the Master were, cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership, and may have been made or received by the Master, each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded by the Partnership or were recorded by the Master, as unrealized gains or losses. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records, and the Master recorded, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Master’s Statements of Income and Expenses.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. The Partnership’s market risk is, and the Master’s market risk was, directly impacted by the volatility and liquidity in the markets in which the related underlying assets are or were traded. The Partnership is, and the Master was, exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The risk of loss in the event of a counterparty default for the Partnership is, and for the Master was, typically limited to the amounts recognized in the Statements of Financial Condition and is not for the Partnership, and was not for the Master, represented by the contract or notional amounts of the instruments. The risk of loss is for the Partnership, and was for the Master, reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership, and permitted the Master, to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has, and the Master had, credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is or was the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is for the Partnership, and was for the Master, reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is or was an exchange or clearing organization.

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

The risk for the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Potomac Futures Fund L.P.

Notes to Financial Statements

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

9.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2017 and 2016 are summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Interest income	$64,567	$65,188	$40,951	$31,308
Total expenses	(376,155)	(373,734)	(422,406)	(447,518)
Expenses borne by the General Partner	59,069	49,074	52,947	20,221
Total trading results	1,779,044	520,856	(966,653)	(150,225)

Net income (loss)	$1,526,525	$261,384	$(1,295,161)	$(546,214)

Net income (loss) per Redeemable Unit:
Class A	$85.28	$12.53	$(65.83)	$(22.22)

Class Z	$63.27	$12.94	$(40.44)	$(10.52)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Interest income allocated from the Master	$9,695	$12,128	$10,100	$13,519
Total expenses	(295,173)	(409,259)	(435,533)	(422,089)
Total trading results allocated from the Master	(671,973)	(658,146)	(708,790)	220,502

Net income (loss)	$(957,451)	$(1,055,277)	$(1,134,223)	$(188,068)

Net income (loss) per Redeemable Unit:
Class A	$(70.12)	$(74.15)	$(66.36)	$(11.68)

Class Z	$(42.62)	$(44.88)	$-	$-

To the Limited Partners of

CMF Campbell Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
CMF Campbell Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Report of Independent Auditors

To the General Partner of CMF Campbell Master Fund L.P. (Master in liquidation),

We have audited the accompanying financial statements of CMF Campbell Master Fund L.P. (Master in liquidation) (the “Partnership”), which comprise the statement of financial condition as of July 31, 2017 (termination of operations), and the related statements of income and expenses, and changes in partners’ capital for the period from January 1, 2017 to July 31, 2017 (termination of operations), and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. (Master in liquidation) at July 31, 2017 (termination of operations), and the results of its income and expenses, and changes in its partners’ capital for the period from January 1, 2017 to July 31, 2017 (termination of operations) in conformity with U.S. generally accepted accounting principles.

Other Matters

The statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent auditor whose report, dated March 24, 2017, expressed an unqualified opinion on the statements.

Liquidation Basis of Accounting

As described in Note 1 to the financial statements, the General Partner of the Partnership terminated operations of the Partnership and determined liquidation is imminent. As a result, the Partnership changed its basis of accounting from the going concern basis to a liquidation basis. Our opinion is not modified with respect to this matter.

/s/ Ernst & Young LLP

October 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of CMF Campbell Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Campbell Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 24, 2017

CMF Campbell Master Fund L.P.

Statements of Financial Condition

July 31, 2017 (termination of operations) (liquidation basis)

and December 31, 2016

	July 31, 2017*	December 31, 2016
Assets:
Equity in trading account:
Unrestricted cash (Note 3c)	$51,223	$14,519,501
Restricted cash (Note 3c)	-	3,511,477
Net unrealized appreciation on open futures contracts	-	249,967
Net unrealized appreciation on open forward contracts	-	2,547

Total equity in trading account	51,223	18,283,492
Cash at bank (Note 1)	-	217

Total assets	$51,223	$18,283,709

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$51,223	$17,139

Total liabilities	51,223	17,139

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at July 31, 2017 and December 31, 2016	-	-
Limited Partners, 0.0000 and 9,926.8021 Redeemable Units outstanding at July 31, 2017 and December 31, 2016, respectively	-	18,266,570

Total partners’ capital (net asset value)	-	18,266,570

Total liabilities and partners’ capital	$51,223	$18,283,709

Net asset value per Redeemable Unit	$-	$1,840.13

*	Presented on a liquidation basis of accounting.

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

CMF Campbell Master Fund L.P.

Statements of Income and Expenses

for the period from January 1, 2017 to July 31, 2017 (termination of operations)

(liquidation basis) and for the years ended

December 31, 2016 and 2015

	2017*	2016	2015
Investment Income:
Interest income	$92,905	$45,442	$2,081

Expenses:
Clearing fees (Note 3c)	66,456	120,856	149,032
Professional fees	58,821	71,742	85,486

Total expenses	125,277	192,598	234,518

Net investment loss	(32,372)	(147,156)	(232,437)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(903,323)	(2,413,231)	1,839,783
Net change in unrealized gains (losses) on open contracts	(252,646)	594,824	(1,864,306)

Total trading results	(1,155,969)	(1,818,407)	(24,523)

Net income (loss)	$(1,188,341)	$(1,965,563)	$(256,960)

Net income (loss) per Redeemable Unit (Note 7) **	$(82.11)	$(179.84)	$(19.85)

Weighted average Redeemable Units outstanding	15,795.6679	11,759.2283	14,397.6793

*	Presented on a liquidation basis of accounting.

**	Represents the change in pre-liquidation net asset value per Redeemable Unit before distribution of interest income to feeder fund.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Statements of Changes in Partners’ Capital

for the period from January 1, 2017 to July 31, 2017 (termination of operations)

(liquidation basis) and for the years ended

December 31, 2016 and 2015

Partners’ Capital
Partners’ Capital, December 31, 2014	$30,700,652
Subscriptions of 1,028.5468 Redeemable Units	2,182,466
Redemptions of 2,700.9309 Redeemable Units	(5,606,309)
Distribution of interest income to feeder fund	(2,417)
Net income (loss)	(256,960)

Partners’ Capital, December 31, 2015	27,017,432
Subscriptions of 109.7385 Redeemable Units	218,400
Redemptions of 3,542.1218 Redeemable Units	(6,975,216)
Distribution of interest income to feeder fund	(28,483)
Net income (loss)	(1,965,563)

Partners’ Capital, December 31, 2016	18,266,570
Subscriptions of 8,392.4580 Redeemable Units	15,443,811
Redemptions of 18,319.2601 Redeemable Units	(32,429,135)
Distribution of interest income to feeder fund	(92,905)
Net income (loss)	(1,188,341)

Partners’ Capital, July 31, 2017*	$-

Net asset value per Redeemable Unit:

2015:	$ 2,022.39

2016:	$ 1,840.13

2017**:	$ 1,752.14

*	Presented on a liquidation basis of accounting.

**	Pre-liquidation net asset value per Redeemable Unit.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements (Liquidation Basis)

1.	Organization:

CMF Campbell Master Fund L.P. (the “Master”) was a limited partnership organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures, options, swap and forward contracts. The sectors traded included currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that were traded by the Master were volatile and involved a high degree of market risk. The General Partner (as defined below) may have invested up to all of the Master’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Master was authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”). The Redeemable Units of the Master were used solely for accounting purposes and did not represent Redeemable Units issued legally. The Master terminated operations on July 31, 2017. As a result, the Master changed its basis of accounting from the going concern basis to a liquidation basis. Liquidation basis accounting requires the Master to record assets and liabilities at values to be received or paid in liquidation.

Ceres Managed Futures LLC, a Delaware limited liability company, acted as the general partner (the “General Partner”) and commodity pool operator of the Master. As of January 1, 2017 the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. Prior to its termination on July 31, 2017, all trading decisions for the Master were made by the Advisor (as defined below).

On January 1, 2005 (commencement of trading operations), Potomac Futures Fund L.P. (“Potomac”), Diversified Multi-Advisor Futures Fund L.P. (“Diversified”), Diversified Multi-Advisor Futures Fund L.P. II (“Diversified II”), Global Diversified Futures Fund L.P. (“Global Diversified”) and Diversified 2000 Futures Fund L.P. (“Diversified 2000”) each allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Redeemable Units with cash equal to $172,205,653 and a contribution of open commodity futures and forward contracts with a fair value of $1,582,992, Diversified purchased 19,621.1422 Redeemable Units with cash equal to $19,428,630 and a contribution of open commodity futures and forward contracts with a fair value of $192,512, Diversified II purchased 18,800.3931 Redeemable Units with cash equal to $18,587,905 and a contribution of open commodity futures and forward contracts with a fair value of $212,488, Global Diversified purchased 17,534.8936 Redeemable Units with cash equal to $17,341,826 and a contribution of open commodity futures and forward contracts with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Redeemable Units with cash equal to $50,768,573 and a contribution of open commodity futures and forward contracts with a fair value of $587,618. On May 31, 2009, Diversified redeemed its entire investment of 3.5% in the Master, which amounted to 2,972.0800 Redeemable Units totaling $3,229,089. On May 31, 2009, Diversified II redeemed its entire investment of 5.1% in the Master, which amounted to 4,363.4027 Redeemable Units totaling $4,740,726. On February 28, 2010, Diversified 2000 redeemed its entire investment of 8.1% in the Master, which amounted to 4,290.2513 Redeemable Units totaling $4,508,811. On November 30, 2010, Global Diversified redeemed its entire investment of 8.9% in the Master, which amounted to 2,878.0665 Redeemable Units totaling $3,548,386. The Master permitted accounts managed by Campbell & Company, LP (formerly, Campbell and Company, Inc.) (the “Advisor”), using the Campbell Managed Futures Portfolio, a proprietary, systematic trading program, to invest together in one trading vehicle.

During the periods covered by this report, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Master also deposited a portion of its unrestricted cash in a non-trading account at JPMorgan Chase Bank, N.A.

CMF Campbell Master Fund L.P.

Notes to Financial Statements (Liquidation Basis)

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc. a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnished certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintained certain books and records of the Master.

Prior to its termination on July 31, 2017 and as of December 31, 2016, the Master operated under a “master/feeder” structure where its sole investor was Potomac. Effective July 14, 2017, Potomac fully redeemed its investment in the Master for cash equal to $24,145,863 and open commodity futures and forward contracts with a fair market value of $4,384. On July 17, 2017, all positions held by the Master were transferred to Potomac and the Advisor will trade Potomac’s assets directly through a managed account in Potomac’s name. Consequently, the General Partner liquidated the Master, effective July 31, 2017. The Master was liquidated under certain circumstances as defined in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

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

The financial statements of the Master as of July 31, 2017 and for the period from January 1, 2017 to July 31, 2017 are prepared using the liquidation basis of accounting. The liquidation basis of accounting requires the Master to record assets and liabilities at the values expected to be received or paid in liquidation. The change in basis of accounting from the going concern basis to the liquidation basis did not have a material effect on the Master’s carrying value of assets and liabilities or its results of operations. All carrying values are expected to be realized by the Master during liquidation. The liquidation basis of accounting also requires the financial statements to include a statement of net assets available to shareholders or changes in net assets available. The Statement of Changes in Partners’ Capital (included herein) presents the same information and thus the financial statements include a statement of changes in net assets available to shareholders for the period from January 1, 2017 to July 31, 2017.

b.

Statement of Cash Flows. The Master did not provide a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and for the period from January 1, 2017 to July 31, 2017 and for the years ended December 31, 2016 and 2015, the Master carried no debt and substantially all the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements

CMF Campbell Master Fund L.P.

Notes to Financial Statements (Liquidation Basis)

c.

Master’s Investments. All commodity interests held by the Master, including derivative financial instruments and derivative commodity instruments, were held for trading purposes. The commodity interests were recorded on the trade date and open contracts were recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies were translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses were realized when contracts were liquidated and were determined using the first-in, first-out method. Unrealized gains or losses on open contracts were included as a component of “equity in trading account” in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses from the preceding period were included in the Statements of Income and Expenses. The Master did not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $18,447 (cost of $18,315) at December 31, 2016. The Master’s cash did not contain any cash denominated in foreign currencies at July 31, 2017.

d.

Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests were determined on each valuation day and allocated to Potomac at the time of such determination.

e.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The Master followed the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Master’s tax returns to determine whether the tax positions were “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would have been recorded as a tax benefit or liability in the Statements of Financial Condition for the current period. If a tax position did not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, was recognized in the Statements of Income and Expenses in the period(s) in which the position was claimed or was expected to be claimed. The General Partner has concluded that there were no significant uncertain tax positions that would have required recognition in the financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The 2017 tax return, once filed, will be subject to examination for four years. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

f.

Investment Company Status. Effective January 1, 2014, the Master adopted Accounting Standards Update 2013-08. “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Master had been deemed to be an investment company since inception. Accordingly, the Master followed the investment company accounting and reporting guidance of Topic 946 and reflected its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

g.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit was calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

CMF Campbell Master Fund L.P.

Notes to Financial Statements (Liquidation Basis)

h.

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

The General Partner administered the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master. The Limited Partnership Agreement was in effect until July 31, 2017.

b.	Management Agreement:

The General Partner, on behalf of the Master, entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor was not affiliated with the General Partner or MS&Co. and was not responsible for the organization or operation of the Master. The Management Agreement provided that the Advisor had sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement were borne by Potomac. The Management Agreement was in effect until July 31, 2017, when the Master terminated operations.

c.	Customer Agreement:

The Master entered into a customer agreement with MS&Co. (the “MS&Co. Customer Agreement”) and a foreign exchange brokerage account agreement with MS&Co. whereby MS&Co. provided services which included, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Master paid MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) were borne by the Master and allocated to Potomac. All other fees were borne by Potomac. All of the Master’s assets available for trading in commodity interests were deposited in the Master’s brokerage account at MS&Co. The Master’s unrestricted cash deposited with MS&Co. was held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At July 31, 2017 and December 31, 2016, the amount of restricted cash held by the Master for margin requirements was $0 and $3,511,477, respectively. The MS&Co. Customer Agreement and foreign exchange brokerage account agreement were in effect until July 31, 2017, when the Master terminated operations.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The MS&Co. Customer Agreement gave the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

CMF Campbell Master Fund L.P.

Notes to Financial Statements (Liquidation Basis)

All of the commodity interests owned by the Master were held for trading purposes. The monthly average number of futures contracts traded during the period from January 1, 2017 to July 31, 2017 (termination of operations) and the year ended December 31, 2016 were 1,765 and 1,120, respectively. The monthly average number of metals forward contracts traded during the period from January 1, 2017 to July 31, 2017 (termination of operations) and the year ended December 31, 2016 were 282 and 263, respectively. The monthly average notional values of currency forward contracts traded during the period from January 1, 2017 to July 31, 2017 (termination of operations) and the year ended December 31, 2016 were $188,444,027 and $243,676,061, respectively.

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2016. The Master did not hold any derivative instruments as of July 31, 2017 (termination of operations).

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in	Statements of Financial Condition
	Gross	Statements of	the Statements		Cash Collateral
	Amounts	Financial	of Financial	Financial	Received/
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$460,215	$(210,248)	$249,967	$-	$-	$249,967
Forwards	419,381	(416,834)	2,547	-	-	2,547

Total assets	$879,596	$(627,082)	$252,514	$-	$-	$252,514

Liabilities
Futures	$(210,248)	$210,248	$-	$-	$-	$-
Forwards	(416,834)	416,834	-	-	-	-

Total liabilities	$(627,082)	$627,082	$-	$-	$-	$-

Net fair value						$252,514	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s non-exchange-traded contracts, as applicable, had the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There was no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master was exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may have been reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may have been available in the event of a default.

CMF Campbell Master Fund L.P.

Notes to Financial Statements (Liquidation Basis)

The following table indicates the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2016. The Master did not hold any derivative instruments as of July 31, 2017 (termination of operations).

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements (Liquidation Basis)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the period from January 1, 2017 to July 31, 2017 (termination of operations) and the years ended December 31, 2016 and 2015, respectively.

Sector	2017		2016		2015
Currencies	$(1,514,312)		$(232,835)		$913,756
Energy	(1,075,132)		(1,339,102)		991,586
Grains	(1,031,666)		254,390		(667,075)
Indices	3,714,620		(453,676)		342,751
Interest Rates U.S.	(426,813)		(135,278)		(530,628)
Interest Rates Non-U.S.	(1,053,530)		1,121,232		(616,519)
Livestock	78,605		(295,814)		721,872
Metals	91,020		(299,841)		(604,626)
Softs	61,239		(437,483)		(575,640)

Total	$(1,155,969)	*	$(1,818,407)	*	$(24,523)	*

*	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Master considered prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations were not readily available were priced by pricing services that derived fair values for those assets and liabilities from observable inputs (Level 2). As of July 31, 2017 and December 31, 2016 and for the period from January 1, 2017 to July 31, 2017 (termination of operations) and for the year ended December 31, 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2. The Master did not hold any investments as of July 31, 2017 (termination of operations).

CMF Campbell Master Fund L.P.

Notes to Financial Statements (Liquidation Basis)

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$460,215	$460,215	$-	$-
Forwards	419,381	28,842	390,539	-

Total assets	$879,596	$489,057	$390,539	$-

Liabilities
Futures	$210,248	$210,248	$-	$-
Forwards	416,834	169,779	247,055	-

Total liabilities	$627,082	$380,027	$247,055	$-

6.	Subscriptions, Distributions and Redemptions:

Subscriptions were accepted monthly from investors who became limited partners on the first day of the month after their subscriptions were processed. Distributions were made on a pro rata basis at the sole discretion of the General Partner. Generally, a limited partner withdrew all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request for redemption had been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals were classified as a liability when the limited partner elected to redeem and informed the Master. However, a limited partner also had the right to request a withdrawal as of the end of any day if such request was received by the General Partner at least three days in advance of the proposed withdrawal day.

CMF Campbell Master Fund L.P.

Notes to Financial Statements (Liquidation Basis)

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the period from January 1, 2017 to July 31, 2017 (termination of operations) and for the years ended December 31, 2016 and 2015 were as follows:

	2017	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period/year): *
Net realized and unrealized gains (losses)	$(80.06)	$(167.33)	$(3.51)
Net investment loss	(2.05)	(12.51)	(16.34)

Increase (decrease) for the period/year	(82.11)	(179.84)	(19.85)
Distribution of interest income to feeder fund	(5.88)	(2.42)	(0.17)
Net asset value per Redeemable Unit, beginning of period/year	1,840.13	2,022.39	2,042.41

Net asset value per Redeemable Unit, end of period/year**	1,752.14	1,840.13	2,022.39
Liquidation redemption per Redeemable Unit at July 31, 2017	(1,752.14)	-	-

Ending net asset value per Redeemable Unit	$-	$1,840.13	$2,022.39

	2017***	2016	2015
Ratios to Average Limited Partners’ Capital:
Net investment loss ****	(0.2)%	(0.6)%	(0.8)%

Operating expenses	0.8%	0.8%	0.8%

Total return	(4.5)%	(8.9)%	(1.0)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period/year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Calculated based on pre-liquidation redemption net asset value per Redeemable Unit.

***	Annualized, except for total return.

****Interest income less total expenses.

The above ratios and total return may have varied for individual investors based on the timing of capital transactions during the period/year. Additionally, these ratios were calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

CMF Campbell Master Fund L.P.

Notes to Financial Statements (Liquidation Basis)

8.	Financial Instrument Risks:

In the normal course of business, the Master was party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may have included futures, forwards, swaps and options, whose values were based upon an underlying asset, index, or reference rate, and generally represented future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may have been traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments included futures and certain standardized forward, option and swap contracts. Certain swap contracts may have also been traded on a swap execution facility or OTC. OTC contracts were negotiated between contracting parties and also included certain forward and option contracts. Each of these instruments was subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts were greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Futures Contracts. The Master traded futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may have been made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and were recorded as unrealized gains or losses by the Master. When the contract was closed, the Master recorded a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts were those contracts where the Master agreed to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts were valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts were recognized in the period in which the contract was closed or the changes occurred, respectively, and are included in the Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master were cash settled based on prompt dates published by the LME. Variation margin may have been made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and were recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract was closed at the prompt date, the Master recorded a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

CMF Campbell Master Fund L.P.

Notes to Financial Statements (Liquidation Basis)

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets were traded. The Master was exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default was typically limited to the amounts recognized in the Statements of Financial Condition and was not represented by the contract or notional amounts of the instruments. The Master’s risk of loss was reduced through the use of legally enforceable master netting agreements with counterparties that permitted the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master had credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate was the sole counterparty or broker with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Master’s counterparty was an exchange or clearing organization.

The General Partner monitored and attempted to mitigate the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believed that it had effective procedures for evaluating and limiting the credit and market risks to which the Master may have been subject. These monitoring systems generally allowed the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provided account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The risk to the limited partners that have purchased Redeemable Units was limited to the amount of their share of the Master’s net assets and undistributed profits. This limited liability was a result of the organization of the Master as a limited partnership under New York law.

The majority of these instruments matured within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not have been held to maturity.

In the ordinary course of business, the Master entered into contracts and agreements that contained various representations and warranties and which provided general indemnifications. The Master’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Master. The Master considered the risk of any future obligation relating to these indemnifications to be remote.

Selected unaudited quarterly financial data for the Master for the period from January 1, 2017 to July 31, 2017 (termination of operations for the Master) and for the year ended December 31, 2017 are summarized below:

	For the period from October 1, 2017 to December 31, 2017*	For the period from July 1, 2017 to September 30, 2017*	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Interest income	$-	$20,646	$40,951	$31,308
Total expenses	-	(1,123)	(74,994)	(49,160)
Total trading results	-	(39,091)	(966,653)	(150,225)

Net income (loss)	$-	$(19,568)	$(1,000,696)	$(168,077)

Net income (loss) per Redeemable Unit	$-	$(1.59)	$(72.04)	$(8.48)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Interest income	$9,695	$12,128	$10,100	$13,519
Total expenses	(30,660)	(47,578)	(60,054)	(54,306)
Total trading results	(671,973)	(658,146)	(708,790)	220,502

Net income (loss)	$(692,938)	$(693,596)	$(758,744)	$179,715

Net income (loss) per Redeemable Unit	$(68.29)	$(67.61)	$(56.35)	$12.41

*	From July 1, 2017 through July 31, 2017, the date the Master terminated operations.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded, that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April

1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 50, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

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

As of February 28, 2018, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2017:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	296.6740	100%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the year ended December 31, 2017 and Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2016 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017:  $103,000

2016:  $116,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY or Deloitte any amounts in 2017 and 2016 for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)   Financial Statements: Statements of Financial Condition at December 31, 2017 and 2016.

Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015.

Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

Notes to Financial Statements.

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

(d)

Amendment No.  1 to the Fourth Amended and Restated Limited Partnership Agreement, effective December 8, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December  13, 2017 and incorporated herein by reference).

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

	(d)	Letter extending Management Agreement among the Partnership, the General Partner and Campbell & Company, LP for 2017, dated June 1, 2017 (filed herewith).

10.6

Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc., dated March 31, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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
Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2018
Date: March 28, 2018

/s/ Maureen O’Toole	/s/ Matthew R. Graver
Maureen O’Toole	Matthew R. Graver
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.