Form 10-Q
period 2018-03-31
POTOMAC FUTURES FUND LP
filed 2018-05-10
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes X     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X     No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X

Smaller reporting company __	Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __     No X

As of April 30, 2018, 15,450.5948 Limited Partnership Class A Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Potomac Futures Fund L.P.

Statements of Financial Condition

	March 31, 2018 (Unaudited)	December 31, 2017
Assets:
Equity in trading account:
Unrestricted cash	$17,148,534	$18,417,831
Restricted cash	3,602,720	4,063,802
Net unrealized appreciation on open futures contracts	434,168	267,186
Net unrealized appreciation on open forward contracts	-	205,060

Total equity in trading account	21,185,422	22,953,879

Receivable from General Partner	14,790	4,123
Interest receivable	25,112	21,906
Cash at bank	-	436

Total assets	$21,225,324	$22,980,344

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$193,674	$-
Accrued expenses:
Ongoing selling agent fees	34,652	37,827
Management fees	26,080	28,563
General Partner fees	17,387	19,042
Professional fees	133,072	92,491
Redemptions payable to Limited Partners	191,584	539,044

Total liabilities	596,449	716,967

Partners’ Capital:
General Partner, Class Z, 246.4190 and 296.6740 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	223,742	278,206
Limited Partners, Class A, 15,591.3368 and 16,183.6278 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	20,405,133	21,985,171

Total partners’ capital (net asset value)	20,628,875	22,263,377

Total liabilities and partners’ capital	$21,225,324	$22,980,344

Net asset value per Redeemable Unit:
Class A	$1,308.75	$1,358.48

Class Z	$907.97	$937.75

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	75	$174,282	0.84%
Grains	40	11,301	0.05
Indices	47	(27,990)	(0.14)
Interest Rates Non-U.S.	138	258,651	1.27
Softs	1	510	0.00 *

Total futures contracts purchased		416,754	2.02

Futures Contracts Sold
Grains	30	1,587	0.01
Indices	37	(18,041)	(0.09)
Interest Rates U.S.	238	(103,521)	(0.50)
Interest Rates Non-U.S.	484	(62,345)	(0.30)
Livestock	33	56,290	0.27
Metals	44	29,440	0.14
Softs	110	114,004	0.55

Total futures contracts sold		17,414	0.08

Net unrealized appreciation on open futures contracts		$434,168	2.10%

Unrealized Appreciation on Open Forward Contracts
Currencies	$41,321,400	$329,399	1.60%
Metals	58	140,544	0.68

Total unrealized appreciation on open forward contracts		469,943	2.28

Unrealized Depreciation on Open Forward Contracts
Currencies	$55,220,429	(462,819)	(2.24)
Metals	47	(200,798)	(0.98)

Total unrealized depreciation on open forward contracts		(663,617)	(3.22)

Net unrealized depreciation on open forward contracts		$(193,674)	(0.94)%

*	Due to rounding.

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

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Investment Income:
Interest income	$73,590	$-
Interest income allocated from the Master *	-	31,308

Total investment income	73,590	31,308

Expenses:
Expenses allocated from the Master	-	49,160
Clearing fees related to direct investments	19,707	-
Ongoing selling agent fees	108,331	156,937
Management fees	81,647	118,499
General Partner fees	54,431	78,999
Professional fees	71,190	43,923

Total expenses	335,306	447,518
Expenses borne by the General Partner	(43,708)	(20,221)

Net expenses	291,598	427,297

Net investment loss	(218,008)	(395,989)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Master:
Net realized gains (losses) on closed contracts	(320,870)	-
Net realized gains (losses) on closed contracts allocated from the Master	-	236,170
Net change in unrealized gains (losses) on open contracts	(234,626)	-
Net change in unrealized gains (losses) on open contracts allocated from the Master	-	(386,395)

Total trading results	(555,496)	(150,225)

Net income (loss)	$(773,504)	$(546,214)

Net income (loss) per Redeemable Unit **:
Class A	$(49.73)	$(22.22)

Class Z	$(29.78)	$(10.52)

Weighted average Redeemable Units outstanding:
Class A	15,937.3321	23,516.6115

Class Z	263.1707	427.0720

*	Defined in Note 1.

**	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$21,985,171	16,183.6278	$278,206	296.6740	$22,263,377	16,480.3018
Redemptions - General Partner	-	-	(50,000)	(50.2550)	(50,000)	(50.2550)
Redemptions - Limited Partners	(810,998)	(592.2910)	-	-	(810,998)	(592.2910)
Net income (loss)	(769,040)	-	(4,464)	-	(773,504)	-

Partners’ Capital, March 31, 2018	$20,405,133	15,591.3368	$223,742	246.4190	$20,628,875	15,837.7558

Partners’ Capital, December 31, 2016	$17,486,619	12,965.3578	$207,926	227.8640	$17,694,545	13,193.2218
Subscriptions - General Partner	-	-	181,777	199.2080	181,777	199.2080
Subscriptions - Limited Partners	15,230,126	11,292.2940	-	-	15,230,126	11,292.2940
Redemptions - Limited Partners	(4,431,141)	(3,342.5310)	-	-	(4,431,141)	(3,342.5310)
Net income (loss)	(541,723)	-	(4,491)	-	(546,214)	-

Partners’ Capital, March 31, 2017	$27,743,881	20,915.1208	$385,212	427.0720	$28,129,093	21,342.1928

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

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s and the Master’s (prior to its termination effective July 31, 2017) commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During the reporting period and prior periods included in this report, the Partnership and the Master also deposited a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

As of March 22, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to February 29, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units were first issued on July 1, 2016 at $1,000 per Redeemable Unit. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units are identical, except that Class Z Redeemable Units are not subject to monthly ongoing selling agent fees.

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. Effective after the close of business on July 14, 2017, the Partnership fully redeemed its investment in the Master. As of July 17, 2017, all positions from the Master were transferred to the Partnership and the Advisor commenced trading the Partnership’s assets directly pursuant to the Campbell Managed Futures Portfolio, a proprietary, systematic trading program. Consequently, the General Partner liquidated the Master, effective July 31, 2017. The units of the Master were used solely for accounting purposes and did not represent legally distinct units. Prior to the Master’s termination of operations on July 31, 2017, the Master permitted accounts managed by the Advisor using the Campbell Managed Futures Portfolio to invest together in one trading vehicle. The General Partner was also the general partner of the Master. Expenses to investors as a result of the investment in the Master, prior to the Partnership’s full redemption from the Master effective July 14, 2017, were approximately the same as expenses to investors as a result of the Partnership trading directly, and redemption rights were not affected.

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

The General Partner is not aware of any material changes to the trading program other than as discussed above during the fiscal quarter ended March 31, 2018.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Prior to the Partnership’s full redemption from the Master effective July 14, 2017, the Partnership owned 100% of the Master. The performance of the Partnership was directly affected by the performance of the Master. The Partnership’s/Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities are or were done primarily on U.S. and foreign commodity exchanges. The Partnership engages, and the Master engaged, in such trading through commodity brokerage accounts maintained with MS&Co.

The Master had entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Partnership has also entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Partnership pays and, indirectly through its investment in the Master prior to full redemption from the Master effective July 14, 2017, paid MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017 and the changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments, as applicable, were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $3,602,720 and $4,063,802, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of ($66,839) (proceeds of $66,930) at March 31, 2018 and $149,600 (cost of $146,635) at December 31, 2017.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	Class A	Class A
Per Redeemable Unit Performance (for a unit oustanding throughout the period): *
Net realized and unrealized gains (losses)	$(36.13)	$(5.50)
Net investment loss	(13.60)	(16.72)

Increase (decrease) for the period	(49.73)	(22.22)
Net asset value per Redeemable Unit, beginning of period	1,358.48	1,348.72

Net asset value per Redeemable Unit, end of period	$1,308.75	$1,326.50

	Three Months Ended March 31,
	2018	2017
	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.1)%	(6.0)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.3%	6.8%
Expenses borne by the General Partner	(0.8)%	(0.3)%
Incentive fees	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.5%	6.5%

Total return:
Total return before incentive fees	(3.7)%	(1.6)%
Incentive fees	-%	-%

Total return after incentive fees	(3.7)%	(1.6)%

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

All of the commodity interests owned by the Partnership are, and by the Master were, held for trading purposes. The monthly average number of futures contracts traded by the Partnership/Master during the three months ended March 31, 2018 and 2017 were 1,350 and 2,011, respectively. The monthly average number of metals forward contracts traded by the Partnership/Master during the three months ended March 31, 2018 and 2017 were 129 and 242, respectively. The monthly average notional values of currency forward contracts traded by the Partnership/Master during the three months ended March 31, 2018 and 2017 were $150,199,615 and $161,704,412, respectively.

The following table summarizes the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2018 and December 31, 2017, respectively.

March 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$719,121	$(284,953)	$434,168	$-	$-	$434,168
Forwards	469,943	(469,943)	-	-	-	-

Total assets	$1,189,064	$(754,896)	$434,168	$-	$-	$434,168

Liabilities
Futures	$(284,953)	$284,953	$-	$-	$-	$-
Forwards	(663,617)	469,943	(193,674)	-	-	(193,674)

Total liabilities	$(948,570)	$754,896	$(193,674)	$-	$-	$(193,674)

Net fair value						$240,494	*

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$722,562	$(455,376)	$267,186	$-	$-	$267,186
Forwards	819,639	(614,579)	205,060	-	-	205,060

	$1,542,201	$(1,069,955)	$472,246	$-	$-	$472,246

Liabilities
Futures	$(455,376)	$455,376	$-	$-	$-	$-
Forwards	(614,579)	614,579	-	-	-	-

Net fair value	$(1,069,955)	$1,069,955	$-	$-	$-	$-

						$472,246	*

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of March 31, 2018 and December 31, 2017, respectively.

Assets	March 31, 2018
Futures Contracts
Energy	$174,932
Grains	35,640
Indices	28,442
Interest Rates U.S.	484
Interest Rates Non-U.S.	270,988
Livestock	59,570
Metals	31,845
Softs	117,220

Total unrealized appreciation on open futures contracts	719,121

Liabilities
Futures Contracts
Energy	(650)
Grains	(22,752)
Indices	(74,473)
Interest Rates U.S.	(104,005)
Interest Rates Non-U.S.	(74,682)
Livestock	(3,280)
Metals	(2,405)
Softs	(2,706)

Total unrealized depreciation on open futures contracts	(284,953)

Net unrealized appreciation on open futures contracts	$434,168	*

Assets
Forward Contracts
Currencies	$329,399
Metals	140,544

Total unrealized appreciation on open forward contracts	469,943

Liabilities
Forward Contracts
Currencies	(462,819)
Metals	(200,798)

Total unrealized depreciation on open forward contracts	(663,617)

Net unrealized depreciation on open forward contracts	$(193,674)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2017
Futures Contracts
Energy	$175,224
Grains	102,158
Indices	279,491
Interest Rates U.S.	45,321
Interest Rates Non-U.S.	9,980
Livestock	3,770
Metals	59,445
Softs	47,173

Total unrealized appreciation on open futures contracts	722,562

Liabilities
Futures Contracts
Energy	(82,362)
Grains	(7,954)
Indices	(110,784)
Interest Rates U.S.	(10,654)
Interest Rates Non-U.S.	(236,497)
Livestock	(1,560)
Metals	(3,000)
Softs	(2,565)

Total unrealized depreciation on open futures contracts	(455,376)

Net unrealized appreciation on open futures contracts	$267,186	*

Assets
Forward Contracts
Currencies	$652,474
Metals	167,165

Total unrealized appreciation on open forward contracts	819,639

Liabilities
Forward Contracts
Currencies	(539,534)
Metals	(75,045)

Total unrealized depreciation on open forward contracts	(614,579)

Net unrealized appreciation on open forward contracts	$205,060	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
Sector	2018		2017**
Currencies	$176,130		$(946,827)
Energy	102,833		(694,213)
Grains	(388,895)		(370,485)
Indices	(996,192)		2,197,216
Interest Rates U.S.	277,682		(275,738)
Interest Rates Non-U.S.	86,932		(354,772)
Livestock	37,617		(112,660)
Metals	(37,232)		409,604
Softs	185,629		(2,350)

Total	$ (555,496)	*	$ (150,225)	*

*	This amount is in “Total trading results” in the Partnership’s/Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
**	Prior to July 17, 2017, trading gains and losses were allocated to the Partnership through its investment in the Master, of which the Partnership owned 100%.

5.	Fair Value Measurements:

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

The Partnership considers, and the Master considered, prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are or were priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended March 31, 2018 and as of December 31, 2017 for the Partnership and for the period ended March 31, 2017 for the Master, the Partnership/Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2. Effective July 17, 2017, all positions from the Master have been transferred to the Partnership and thus the Master did not hold any of the Partnership’s investments subsequent to July 17, 2017.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$719,121	$719,121	$-	$-
Forwards	469,943	-	469,943	-

Total assets	$1,189,064	$719,121	$469,943	$-

Liabilities
Futures	$284,953	$284,953	$-	$-
Forwards	663,617	-	663,617	-

Total liabilities	$948,570	$284,953	$663,617	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$722,562	$722,562	$-	$-
Forwards	819,639	-	819,639	-

Total assets	$1,542,201	$722,562	$819,639	$-

Liabilities
Futures	$455,376	$455,376	$-	$-
Forwards	614,579	-	614,579	-

Total liabilities	$1,069,955	$455,376	$614,579	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership is and through its investment in the Master prior to its full redemption effective July 14, 2017, was party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include or may have included forwards, futures, options and swaps, whose values are or were based upon an underlying asset, index, or reference rate, and generally represent or represented future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be or may have been traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 19.4% to 52.3% of the Partnership’s contracts are traded OTC.

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

Market risk is the potential for changes in the value of the financial instruments that are traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. The Partnership’s market risk is, and the Master’s market risk was, directly impacted by the volatility and liquidity in the markets in which the related underlying assets are or were traded. The Partnership is, and the Master was, exposed to market risk equal to the value of the futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The General Partner monitors and attempts for the Partnership, and monitored and attempted for the Master, to mitigate the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has or had effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be, and the Master may have been, subject. These monitoring systems generally allow and allowed the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide and provided account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

In the ordinary course of business, the Partnership enters, and the Master entered, into contracts and agreements that contain or contained various representations and warranties and which provide or provided general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership. The Partnership considers, and the Master considered, the risk of any future obligation relating to these indemnifications to be remote.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not and the Master did not, engage in sales of goods or services. The Partnership’s only assets are, and the Master’s only assets were, its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner, (iii) interest receivable and (iv) cash at bank. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2018.

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

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2018, the Partnership’s capital decreased 7.3% from $22,263,377 to $20,628,875. This decrease was attributable to the net loss of $773,504, coupled with the redemptions of 592.2910 Class A limited partner Redeemable Units totaling $810,998 and redemptions of 50.2550 Class Z General Partner Redeemable Units totaling $50,000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2018, the net asset value per Class A Redeemable Unit decreased 3.7% from $1,358.48 to $1,308.75, as compared to a decrease of 1.6% in the first quarter of 2017. During the Partnership’s first quarter of 2018, the net asset value per Class Z Redeemable Unit decreased 3.2% from $937.75 to $907.97, as compared to a decrease of 1.2% in the first quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2018 of $555,496. Losses were primarily attributable to the Partnership’s trading of commodity futures in grains, indices, and metals and were partially offset by gains in currencies, energy, U.S. and non-U.S. interest rates, livestock and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2017 of $150,225. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by gains in indices and metals.

During the first quarter, the most notable losses were recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in March. In commodities, losses were incurred in the grains markets during January and February as weather related factors resulted in short-term price volatility. Additional commodity losses were experienced from long positions in industrial metals as prices reversed lower in February on equity market weakness and in March on concerns of a burgeoning trade war. The Partnership’s overall trading losses for the quarter were partially offset by trading gains in U.S. interest rate futures during January and February, and in European interest rate futures during March. During January, gains were also achieved within the currency sector from positions in the British pound, Norwegian krone, and euro. Smaller gains were also recorded from trading sugar and energy futures during January and March.

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

Prior to April 1, 2017, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s, prior to the Partnership’s full redemption from the Master effective July 14, 2017) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Fund will not receive interest on amounts in the futures brokerage account that are committed to margin. During the reporting period, any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned directly or allocated from the Master for the three months ended March 31, 2018 increased by $42,282, as compared to the corresponding period in 2017. The increase in interest income is primarily due to an increase in average net assets and higher interest rates during the three months ended March 31, 2018 as compared to the corresponding period in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or (prior to the Partnership’s full redemption from the Master effective July 14, 2017) the Master’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership and/or (prior to July 14, 2017) the Master, and (3) interest rates over which the Partnership and MS&Co. have, and the Master had, no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2018 decreased by $48,606 as compared to the corresponding period in 2017. The decrease in ongoing selling agent fees is due to a decrease in average net assets attributable to Class A Redeemable Units during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three months ended March 31, 2018 decreased by $36,852 as compared to the corresponding period in 2017. The decrease in management fees is due to a decrease in average net assets per Class during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2018 decreased by $24,568, as compared to the corresponding period in 2017. The decrease in General Partner fees is due to a decrease in average net assets per Class during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2018 and 2017. The Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

All or substantially all of the Partnership’s assets are subject to the risk of trading loss. The Partnership is a speculative commodity pool. The market sensitive instruments held by the Partnership are acquired for speculative trading purposes. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main lines of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements for the Partnership result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash balances. The market risk for the Partnership is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which the Partnership trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s open positions are directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisor in their daily risk management activities.

“Value at Risk” is a measure of the maximum amount which the Partnership could be reasonably expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Exchange margin requirements have been used by the Partnership as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category as of March 31, 2018 for the Partnership and December 31, 2017 for the Partnership/Master, and the highest, lowest and average value at any point during the three months ended March 31, 2018 and during the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of July 17, 2017, all positions from the Master have been transferred to the Partnership and the Master no longer traded any of the Partnership’s assets. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, the Partnership’s total capitalization was $20,628,875. The Partnership’s Value at Risk as of March 31, 2018 was as follows:

		March 31, 2018

			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$1,740,354	8.44%	$1,920,399	$533,233	$1,103,009
Energy	199,700	0.97	249,205	60,926	158,288
Grains	64,088	0.31	256,905	33,535	131,245
Indices	319,662	1.55	1,522,694	219,448	677,216
Interest Rates U.S.	202,505	0.98	252,973	127,640	203,464
Interest Rates Non-U.S.	484,168	2.35	502,064	116,507	383,249
Livestock	54,670	0.27	54,670	3,300	26,033
Metals	308,666	1.50	424,752	94,734	240,326
Softs	168,890	0.82	185,002	59,187	143,805

Total	$3,542,703	17.19%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

•

provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•

provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2018, there were no subscriptions of Redeemable Units.

Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests, including futures contracts, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	292.9830	$1,438.89	N/A	N/A
February 1, 2018 - February 28, 2018	152.9210	$1,293.76	N/A	N/A
March 1, 2018 - March 31, 2018	146.3870	$1,308.75	N/A	N/A
	592.2910	$1,369.25

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

Date: May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.