Form 10-Q
period 2018-06-30
POTOMAC FUTURES FUND LP
filed 2018-08-09
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes __     No X

As of July 31, 2018, 14,630.4158 Limited Partnership Class A Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Potomac Futures Fund L.P.

Statements of Financial Condition

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$16,134,261	$18,417,831
Restricted cash	2,961,765	4,063,802
Net unrealized appreciation on open futures contracts	255,881	267,186
Net unrealized appreciation on open forward contracts	322,589	205,060
Total equity in trading account	19,674,496	22,953,879
Receivable from General Partner	15,297	4,123
Interest receivable	23,596	21,906
Cash at bank	-	436
Total assets	$19,713,389	$22,980,344

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$32,461	$37,827
Management fees	24,426	28,563
General Partner fees	16,284	19,042
Professional fees	140,265	92,491
Redemptions payable to Limited Partners	233,053	539,044
Total liabilities	446,489	716,967
Partners’ Capital:
General Partner, Class Z, 246.4190 and 296.6740 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	219,370	278,206
Limited Partners, Class A, 14,918.9798 and 16,183.6278 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	19,047,530	21,985,171
Total partners’ capital (net asset value)	19,266,900	22,263,377
Total liabilities and partners’ capital	$19,713,389	$22,980,344

Net asset value per Redeemable Unit:
Class A	$1,276.73	$1,358.48

Class Z	$890.23	$937.75

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	72	$198,819	1.03%
Grains	10	(30,501)	(0.16)
Indices	148	(119,089)	(0.62)
Interest Rates U.S.	7	(156)	(0.00) *
Interest Rates Non-U.S.	355	153,904	0.80
Metals	10	(24,535)	(0.13)
Softs	32	(4,179)	(0.02)

Total futures contracts purchased		174,263	0.90

Futures Contracts Sold
Grains	156	134,565	0.70
Interest Rates U.S.	168	(45,931)	(0.24)
Interest Rates Non-U.S.	135	(14,296)	(0.07)
Livestock	13	(21,215)	(0.11)
Metals	20	24,745	0.13
Softs	5	3,750	0.02

Total futures contracts sold		81,618	0.43

Net unrealized appreciation on open futures contracts		$255,881	1.33%

Unrealized Appreciation on Open Forward Contracts
Currencies	$52,199,503	$793,727	4.12%
Metals	41	110,616	0.57

Total unrealized appreciation on open forward contracts		904,343	4.69

Unrealized Depreciation on Open Forward Contracts
Currencies	$24,945,481	(337,130)	(1.75)
Metals	47	(244,624)	(1.27)

Total unrealized depreciation on open forward contracts		(581,754)	(3.02)

Net unrealized appreciation on open forward contracts		$322,589	1.67%

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

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$78,231	$-	$151,821	$-
Interest income allocated from the Master *	-	40,951	-	72,259

Total investment income	78,231	40,951	151,821	72,259

Expenses:
Expenses allocated from the Master	-	74,994	-	124,154
Clearing fees related to direct investments	19,207	-	38,914	-
Ongoing selling agent fees	99,090	134,901	207,421	291,838
Management fees	74,551	102,022	156,198	220,521
General Partner fees	49,700	68,015	104,131	147,014
Professional fees	69,800	42,474	140,990	86,397

Total expenses	312,348	422,406	647,654	869,924
Expenses borne by the General Partner	(44,789)	(52,947)	(88,497)	(73,168)

Net expenses	267,559	369,459	559,157	796,756

Net investment loss	(189,328)	(328,508)	(407,336)	(724,497)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Master:
Net realized gains (losses) on closed contracts	(660,089)	-	(980,959)	-
Net realized gains (losses) on closed contracts allocated from the Master	-	142,950	-	379,120
Net change in unrealized gains (losses) on open contracts	337,847	-	103,221	-
Net change in unrealized gains (losses) on open contracts allocated from the Master	-	(1,109,603)	-	(1,495,998)

Total trading results	(322,242)	(966,653)	(877,738)	(1,116,878)

Net income (loss)	$(511,570)	$(1,295,161)	$(1,285,074)	$(1,841,375)

Net income (loss) per Redeemable Unit **:
Class A	$(32.02)	$(65.83)	$(81.75)	$(88.05)

Class Z	$(17.74)	$(40.44)	$(47.52)	$(50.96)

Weighted average Redeemable Units outstanding:
Class A	15,393.8848	20,396.8111	15,665.6085	21,956.7113

Class Z	246.4190	408.7553	254.7948	417.9137

*	Defined in Note 1.

**	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$21,985,171	16,183.6278	$278,206	296.6740	$22,263,377	16,480.3018
Subscriptions - Limited Partners	50,000	38.2040	-	-	50,000	38.2040
Redemptions - General Partner	-	-	(50,000)	(50.2550)	(50,000)	(50.2550)
Redemptions - Limited Partners	(1,711,403)	(1,302.8520)	-	-	(1,711,403)	(1,302.8520)
Net income (loss)	(1,276,238)	-	(8,836)	-	(1,285,074)	-

Partners’ Capital, June 30, 2018	$19,047,530	14,918.9798	$219,370	246.4190	$19,266,900	15,165.3988

Partners’ Capital, December 31, 2016	$17,486,619	12,965.3578	$207,926	227.8640	$17,694,545	13,193.2218
Subscriptions - General Partner	-	-	181,777	199.2080	181,777	199.2080
Subscriptions - Limited Partners	15,266,995	11,319.9380	-	-	15,266,995	11,319.9380
Redemptions - General Partner	-	-	(115,002)	(130.3980)	(115,002)	(130.3980)
Redemptions - Limited Partners	(6,886,007)	(5,211.8360)	-	-	(6,886,007)	(5,211.8360)
Net income (loss)	(1,822,270)	-	(19,105)	-	(1,841,375)	-

Partners’ Capital, June 30, 2017	$24,045,337	19,073.4598	$255,596	296.6740	$24,300,933	19,370.1338

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

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s and the Master’s (prior to its termination effective July 31, 2017) commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership and the Master also deposited a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program other than as discussed above during the fiscal quarter ended June 30, 2018.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and the changes in partners’ capital for the six months ended June 30, 2018 and 2017. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments, as applicable, were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $2,961,765 and $4,063,802, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of ($61,403) (proceeds of $61,365) at June 30, 2018 and $149,600 (cost of $146,635) at December 31, 2017.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Class A	Class A	Class A	Class A
Per Redeemable Unit Performance (for a unit oustanding throughout the period): *
Net realized and unrealized gains (losses)	$(19.79)	$(49.85)	$(55.89)	$(55.30)
Net investment loss	(12.23)	(15.98)	(25.86)	(32.75)

Increase (decrease) for the period	(32.02)	(65.83)	(81.75)	(88.05)
Net asset value per Redeemable Unit, beginning of period	1,308.75	1,326.50	1,358.48	1,348.72

Net asset value per Redeemable Unit, end of period	$1,276.73	$1,260.67	$1,276.73	$1,260.67

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Class A	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.9)%	(5.0)%	(4.0)%	(5.5)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.3%	6.4%	6.3%	6.6%
Expenses borne by the General Partner	(0.9)%	(0.8)%	(0.9)%	(0.6)%
Incentive fees	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.4%	5.6%	5.4%	6.0%

Total return:
Total return before incentive fees	(2.4)%	(5.0)%	(6.0)%	(6.5)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(2.4)%	(5.0)%	(6.0)%	(6.5)%

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

All of the commodity interests owned by the Partnership are, and by the Master were, held for trading purposes. The monthly average number of futures contracts traded by the Partnership/Master during the three months ended June 30, 2018 and 2017 were 1,346 and 2,108, respectively. The monthly average number of futures contracts traded by the Partnership/Master during the six months ended June 30, 2018 and 2017 were 1,348 and 2,060, respectively. The monthly average number of metals forward contracts traded by the Partnership/Master during the three months ended June 30, 2018 and 2017 were 182 and 322, respectively. The monthly average number of metals forward contracts traded by the Partnership/Master during the six months ended June 30, 2018 and 2017 were 156 and 282, respectively. The monthly average notional values of currency forward contracts traded by the Partnership/Master during the three months ended June 30, 2018 and 2017 were $173,399,278 and $218,466,649, respectively. The monthly average notional values of currency forward contracts traded by the Partnership/Master during the six months ended June 30, 2018 and 2017 were $161,799,446 and $190,085,531, respectively.

The following table summarizes the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2018 and December 31, 2017, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2018	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$603,862	$(347,981)	$255,881	$-	$-	$255,881
Forwards	904,343	(581,754)	322,589	-	-	322,589

Total assets	$1,508,205	$(929,735)	$578,470	$-	$-	$578,470

Liabilities
Futures	$(347,981)	$347,981	$-	$-	$-	$-
Forwards	(581,754)	581,754	-	-	-	-

Total liabilities	$(929,735)	$929,735	$-	$-	$-	$-

Net fair value						$578,470	*

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$722,562	$(455,376)	$267,186	$-	$-	$267,186
Forwards	819,639	(614,579)	205,060	-	-	205,060

	$1,542,201	$(1,069,955)	$472,246	$-	$-	$472,246

Liabilities
Futures	$(455,376)	$455,376	$-	$-	$-	$-
Forwards	(614,579)	614,579	-	-	-	-

Net fair value	$(1,069,955)	$1,069,955	$-	$-	$-	$-

						$472,246	*

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of June 30, 2018 and December 31, 2017, respectively.

Assets	June 30, 2018
Futures Contracts
Energy	$208,629
Grains	144,091
Indices	48,677
Interest Rates U.S.	2,274
Interest Rates Non-U.S.	164,940
Metals	25,550
Softs	9,701

Total unrealized appreciation on open futures contracts	603,862

Liabilities
Futures Contracts
Energy	(9,810)
Grains	(40,027)
Indices	(167,766)
Interest Rates U.S.	(48,361)
Interest Rates Non-U.S.	(25,332)
Livestock	(21,215)
Metals	(25,340)
Softs	(10,130)

Total unrealized depreciation on open futures contracts	(347,981)

Net unrealized appreciation on open futures contracts	$255,881	*

Assets
Forward Contracts
Currencies	$793,727
Metals	110,616

Total unrealized appreciation on open forward contracts	904,343

Liabilities
Forward Contracts
Currencies	(337,130)
Metals	(244,624)

Total unrealized depreciation on open forward contracts	(581,754)

Net unrealized appreciation on open forward contracts	$322,589	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2017
Futures Contracts
Energy	$175,224
Grains	102,158
Indices	279,491
Interest Rates U.S.	45,321
Interest Rates Non-U.S.	9,980
Livestock	3,770
Metals	59,445
Softs	47,173

Total unrealized appreciation on open futures contracts	722,562

Liabilities
Futures Contracts
Energy	(82,362)
Grains	(7,954)
Indices	(110,784)
Interest Rates U.S.	(10,654)
Interest Rates Non-U.S.	(236,497)
Livestock	(1,560)
Metals	(3,000)
Softs	(2,565)

Total unrealized depreciation on open futures contracts	(455,376)

Net unrealized appreciation on open futures contracts	$267,186	*

Assets
Forward Contracts
Currencies	$652,474
Metals	167,165

Total unrealized appreciation on open forward contracts	819,639

Liabilities
Forward Contracts
Currencies	(539,534)
Metals	(75,045)

Total unrealized depreciation on open forward contracts	(614,579)

Net unrealized appreciation on open forward contracts	$205,060	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2018		2017**		2018		2017**
Currencies	$(125,428)		$(634,269)		$50,702		$(1,581,096)
Energy	445,777		(394,434)		548,610		(1,088,647)
Grains	75,268		(328,822)		(313,627)		(699,307)
Indices	(64,159)		988,445		(1,060,351)		3,185,661
Interest Rates U.S.	92,543		(93,265)		370,225		(369,003)
Interest Rates Non-U.S.	(88,965)		(548,874)		(2,033)		(903,646)
Livestock	(121,710)		195,865		(84,093)		83,205
Metals	(421,851)		(272,481)		(459,083)		137,123
Softs	(113,717)		121,182		71,912		118,832

Total	$(322,242)	*	$(966,653)	*	$(877,738)	*	(1,116,878)	*

*	This amount is in “Total trading results” in the Partnership’s/Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
**	Prior to July 17, 2017, trading gains and losses were allocated to the Partnership through its investment in the Master, of which the Partnership owned 100%.

5.	Fair Value Measurements:

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

The Partnership considers, and the Master considered, prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are or were priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended June 30, 2018 and as of December 31, 2017 for the Partnership and for the period ended June 30, 2017 for the Master, the Partnership/Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2. Effective July 17, 2017, all positions from the Master have been transferred to the Partnership and thus the Master did not hold any of the Partnership’s investments subsequent to July 17, 2017.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$603,862	$603,862	$-	$-
Forwards	904,343	-	904,343	-

Total assets	$1,508,205	$603,862	$904,343	$-

Liabilities
Futures	$347,981	$347,981	$-	$-
Forwards	581,754	-	581,754	-

Total liabilities	$929,735	$347,981	$581,754	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$722,562	$722,562	$-	$-
Forwards	819,639	-	819,639	-

Total assets	$1,542,201	$722,562	$819,639	$-

Liabilities
Futures	$455,376	$455,376	$-	$-
Forwards	614,579	-	614,579	-

Total liabilities	$1,069,955	$455,376	$614,579	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership is and through its investment in the Master prior to its full redemption effective July 14, 2017, was party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include or may have included forwards, futures, options and swaps, whose values are or were based upon an underlying asset, index, or reference rate, and generally represent or represented future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be or may have been traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 27.6% to 52.4% of the Partnership’s contracts are traded OTC.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not, and the Master did not, engage in sales of goods or services. The Partnership’s only assets are, and the Master’s only assets were, its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner, (iii) interest receivable and (iv) cash at bank. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2018.

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

Other than the risks inherent in commodity futures, forwards, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2018, the Partnership’s capital decreased 13.5% from $22,263,377 to $19,266,900. This decrease was attributable to the net loss of $1,285,074, coupled with the redemptions of 1,302.8520 Class A limited partner Redeemable Units totaling $1,711,403 and redemptions of 50.2550 Class Z General Partner Redeemable Units totaling $50,000, which was partially offset by subscriptions of 38.2040 Class A limited partner Redeemable Units totaling $50,000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2018, the net asset value per Class A Redeemable Unit decreased 2.4% from $1,308.75 to $1,276.73, as compared to a decrease of 5.0% in the second quarter of 2017. During the Partnership’s second quarter of 2018, the net asset value per Class Z Redeemable Unit decreased 2.0% from $907.97 to $890.23, as compared to a decrease of 4.5% in the second quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $322,242. Losses were primarily attributable to the Partnership’s trading of commodity futures in currencies, indices, non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy, grains and U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2017 of $966,653. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices, livestock and softs.

The most notable losses were recorded throughout the quarter from both long and short industrial metals positions as prices whipsawed amid concerns of sanctions, tariffs, and the rising value of the U.S. dollar. Within the agricultural markets, losses were incurred during April from short positions in sugar futures as prices rallied following a national strike by Brazilian truck drivers. Further losses were recorded during April in the livestock markets. In currencies, the prospect of more a hawkish U.S. monetary policy strengthened the U.S. dollar and proved challenging for the Fund during April and May. Within the global equity index sector, losses were recorded during May from long positions in Asian and European equity index futures as geopolitical events weakened investor demand for risk assets. The Partnership’s overall trading losses for the quarter were partially offset by trading gains in the energy complex throughout the quarter from long futures positions in crude oil and its refined products as prices rose amid supply concerns and increased demand.

During the Partnership’s six months ended June 30, 2018, the net asset value per Class A Redeemable Unit decreased 6.0% from $1,358.48 to $1,276.73, as compared to a decrease of 6.5% in the six months ended June 30, 2017. During the Partnership’s six months ended June 30, 2018, the net asset value per Class Z Redeemable Unit decreased 5.1% from $937.75 to $890.23, as compared to a decrease of 5.6% in the six months ended June 30, 2017. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2018 of $877,738. Losses were primarily attributable to the Partnership’s trading of commodity futures in grains, indices, non-U.S. interest rates, livestock and metals and were partially offset by gains in currencies, energy, U.S. interest rates and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2017 of $1,116,878. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, and were partially offset by gains in indices, livestock, metals and softs.

The most significant losses were incurred within the global stock indices during February and May from long positions in Asian, European, and U.S. equity index futures as a more hawkish tone from the U.S. Federal Reserve and geopolitical events weakened investor demand for risk assets. Notable losses were also recorded within the metals complex from both long and short positions in industry metals futures as prices whipsawed amid concerns of sanctions, tariffs, and the fluctuating value of the U.S. dollar. In the agriculturals, losses were incurred in the grains markets during January, February, April, and May as weather and trade disputes resulted in short-term price volatility. Additional losses were incurred from positions in soft commodities and livestock during the second quarter. A portion of the Partnership’s losses for the first six months of the year was offset by trading gains achieved from March through June within the energy complex from long futures positions in crude oil and its refined products as prices rose amid supply concerns and increased demand. Additional gains were achieved in the global interest rate sector during January, February, April, and June from short positions in U.S. interest rate futures as investors anticipated the U.S. Federal Reserve would be aggressive in raising interest rates in throughout the year. During January and June, gains were also experienced within the currency sector from positions in the Australian dollar, euro, Swedish krone, and Swiss franc.

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

Prior to April 1, 2017, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s, prior to the Partnership’s full redemption from the Master effective July 14, 2017) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Fund will not receive interest on amounts in the futures brokerage account that are committed to margin. During the reporting period, any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned directly or allocated from the Master for the three and six months ended June 30, 2018 increased by $37,280 and $79,562, respectively, as compared to the corresponding periods in 2017. The increase in interest income is primarily due to higher interest rates during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or (prior to the Partnership’s full redemption from the Master effective July 14, 2017) the Master’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership and/or (prior to July 14, 2017) the Master, and (3) interest rates over which the Partnership and MS&Co. have, and the Master had, no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2018 decreased by $35,811 and $84,417, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees is due to a decrease in average net assets attributable to Class A Redeemable Units during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three and six months ended June 30, 2018 decreased by $27,471 and $64,323, respectively, as compared to the corresponding periods in 2017. The decrease in management fees is due to a decrease in average net assets per Class during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2018 decreased by $18,315 and $42,883, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees is due to a decrease in average net assets per Class during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2018 and 2017. The Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category as of June 30, 2018 for the Partnership and December 31, 2017 for the Partnership/Master, and the highest, lowest and average value at any point during the three months ended June 30, 2018 and during the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of July 17, 2017, all positions from the Master have been transferred to the Partnership and the Master no longer traded any of the Partnership’s assets. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, the Partnership’s total capitalization was $19,266,900. The Partnership’s Value at Risk as of June 30, 2018 was as follows:

June 30, 2018
			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$931,086	4.83%	$2,128,731	$731,440	$1,574,518
Energy	192,841	1.00	229,251	141,543	192,508
Grains	153,280	0.80	153,280	70,796	120,760
Indices	638,280	3.31	863,590	208,902	587,942
Interest Rates U.S.	145,384	0.75	277,778	145,384	214,061
Interest Rates Non-U.S.	441,875	2.29	707,330	350,974	546,891
Livestock	22,220	0.12	80,520	16,280	48,987
Metals	246,676	1.28	525,880	166,965	339,533
Softs	56,703	0.29	199,734	45,219	101,074

Total	$2,828,345	14.67%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2018, there were additional subscriptions of 38.2040 Class A Redeemable Units totaling $50,000.

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

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	178.9460	$1,302.58	N/A	N/A
May 1, 2018 - May 31, 2018	349.0760	$1,244.03	N/A	N/A
June 1, 2018 - June 30, 2018	182.5390	$1,276.73	N/A	N/A
	710.5610	$1,267.18

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

Date: August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.