Form 10-Q
period 2018-09-30
POTOMAC FUTURES FUND LP
filed 2018-11-08
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes X     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

  Yes          No X

As of October 31, 2018, 14,145.3878 Limited Partnership Class A Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Potomac Futures Fund L.P.

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Equity in trading account:
Unrestricted cash	$14,224,114	$18,417,831
Restricted cash	4,041,675	4,063,802
Net unrealized appreciation on open futures contracts	614,875	267,186
Net unrealized appreciation on open forward contracts	-	205,060

Total equity in trading account	18,880,664	22,953,879

Receivable from General Partner	15,309	4,123
Interest receivable	23,804	21,906
Cash at bank	-	436

Total assets	$18,919,777	$22,980,344

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$216,478	$-
Accrued expenses:
Ongoing selling agent fees	30,781	37,827
Management fees	23,215	28,563
General Partner fees	15,477	19,042
Professional fees	100,349	92,491
Redemptions payable to Limited Partners	259,705	539,044

Total liabilities	646,005	716,967

Partners’ Capital:
General Partner, Class Z, 246.4190 and 296.6740 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	218,093	278,206
Limited Partners, Class A, 14,296.6568 and 16,183.6278 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	18,055,679	21,985,171

Total partners’ capital (net asset value)	18,273,772	22,263,377

Total liabilities and partners’ capital	$18,919,777	$22,980,344

Net asset value per Redeemable Unit:
Class A	$1,262.93	$1,358.48

Class Z	$885.05	$937.75

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	51	$178,511	0.98%
Grains	5	(3,431)	(0.02)
Indices	232	204,175	1.12
Interest Rates Non-U.S.	126	(56,903)	(0.31)
Livestock	2	200	0.00 *
Metals	5	1,863	0.01

Total futures contracts purchased		324,415	1.78

Futures Contracts Sold
Energy	8	(18,487)	(0.10)
Grains	95	43,798	0.24
Indices	4	(2,543)	(0.01)
Interest Rates U.S.	295	110,462	0.60
Interest Rates Non-U.S.	411	47,156	0.26
Livestock	9	(8,810)	(0.05)
Metals	56	29,520	0.16
Softs	66	89,364	0.48

Total futures contracts sold		290,460	1.58

Net unrealized appreciation on open futures contracts		$614,875	3.36%

Unrealized Appreciation on Open Forward Contracts
Currencies	$28,085,929	$347,115	1.90%
Metals	34	151,040	0.83

Total unrealized appreciation on open forward contracts		498,155	2.73

Unrealized Depreciation on Open Forward Contracts
Currencies	$44,222,957	(567,553)	(3.11)
Metals	71	(147,080)	(0.80)

Total unrealized depreciation on open forward contracts		(714,633)	(3.91)

Net unrealized depreciation on open forward contracts		$(216,478)	(1.18)%

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

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$79,538	$44,542	$231,359	$44,542
Interest income allocated from the Master *	-	20,646	-	92,905

Total investment income	79,538	65,188	231,359	137,447

Expenses:
Expenses allocated from the Master	-	1,123	-	125,277
Clearing fees related to direct investments	18,173	19,584	57,087	19,584
Ongoing selling agent fees	93,122	120,393	300,543	412,231
Management fees	70,170	90,832	226,368	311,353
General Partner fees	46,780	60,555	150,911	207,569
Professional fees	69,260	81,247	210,250	167,644

Total expenses	297,505	373,734	945,159	1,243,658
Expenses borne by the General Partner	(45,830)	(49,074)	(134,327)	(122,242)

Net expenses	251,675	324,660	810,832	1,121,416

Net investment loss	(172,137)	(259,472)	(579,473)	(983,969)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Master:
Net realized gains (losses) on closed contracts	138,647	387,116	(842,312)	387,116
Net realized gains (losses) on closed contracts allocated from the Master	-	(1,282,443)	-	(903,323)
Net change in unrealized gains (losses) on open contracts	(179,909)	172,831	(76,688)	172,831
Net change in unrealized gains (losses) on open contracts allocated from the Master	-	1,243,352	-	(252,646)

Total trading results	(41,262)	520,856	(919,000)	(596,022)

Net income (loss)	$(213,399)	$261,384	$(1,498,473)	(1,579,991)

Net income (loss) per Redeemable Unit **:
Class A	$(13.80)	$12.53	$(95.55)	$(75.52)

Class Z	$(5.18)	$12.94	$(52.70)	$(38.02)

Weighted average Redeemable Units outstanding:
Class A	14,683.8965	18,593.8538	15,338.3711	20,835.7588

Class Z	246.4190	296.6740	252.0029	377.5004

*	Defined in Note 1.

**	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$21,985,171	16,183.6278	$278,206	296.6740	$22,263,377	16,480.3018
Subscriptions - Limited Partners	50,000	38.2040	-	-	50,000	38.2040
Redemptions - General Partner	-	-	(50,000)	(50.2550)	(50,000)	(50.2550)
Redemptions - Limited Partners	(2,491,132)	(1,925.1750)	-	-	(2,491,132)	(1,925.1750)
Net income (loss)	(1,488,360)	-	(10,113)	-	(1,498,473)	-

Partners’ Capital, September 30, 2018	$18,055,679	14,296.6568	$218,093	246.4190	$18,273,772	14,543.0758

Partners’ Capital, December 31, 2016	$17,486,619	12,965.3578	$207,926	227.8640	$17,694,545	13,193.2218
Subscriptions - General Partner	-	-	181,777	199.2080	181,777	199.2080
Subscriptions - Limited Partners	15,266,995	11,319.9380	-	-	15,266,995	11,319.9380
Redemptions - General Partner	-	-	(115,002)	(130.3980)	(115,002)	(130.3980)
Redemptions - Limited Partners	(8,571,647)	(6,521.2110)	-	-	(8,571,647)	(6,521.2110)
Net income (loss)	(1,564,726)	-	(15,265)	-	(1,579,991)	-

Partners’ Capital, September 30, 2017	$22,617,241	17,764.0848	$259,436	296.6740	$22,876,677	18,060.7588

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

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s and the Master’s (prior to its termination effective July 31, 2017) commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership and the Master also deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program other than as discussed above during the fiscal quarter ended September 30, 2018.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and the changes in partners’ capital for the nine months ended September 30, 2018 and 2017. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments, as applicable, were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $4,041,675 and $4,063,802, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of ($85,106) (proceeds of $85,232) at September 30, 2018 and $149,600 (cost of $146,635) at December 31, 2017.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Class A	Class A	Class A	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(2.14)	$26.40	$(57.98)	$(28.63)
Net investment loss	(11.66)	(13.87)	(37.57)	(46.89)

Increase (decrease) for the period	(13.80)	12.53	(95.55)	(75.52)
Net asset value per Redeemable Unit, beginning of period	1,276.73	1,260.67	1,358.48	1,348.72

Net asset value per Redeemable Unit, end of period	$1,262.93	$1,273.20	$1,262.93	$1,273.20

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Class A	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.7)%	(4.4)%	(3.9)%	(5.1)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.4%	6.3%	6.3%	6.5%
Expenses borne by the General Partner	(1.0)%	(0.8)%	(0.9)%	(0.6)%
Incentive fees	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.4%	5.5%	5.4%	5.9%

Total return:
Total return before incentive fees	(1.1)%	1.0%	(7.0)%	(5.6)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(1.1)%	1.0%	(7.0)%	(5.6)%

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

All of the commodity interests owned by the Partnership are, and by the Master were, held for trading purposes. The monthly average number of futures contracts traded by the Partnership/Master during the three months ended September 30, 2018 and 2017 were 1,286 and 1,240, respectively. The monthly average number of futures contracts traded by the Partnership/Master during the nine months ended September 30, 2018 and 2017 were 1,327 and 1,786, respectively. The monthly average number of metals forward contracts traded by the Partnership/Master during the three months ended September 30, 2018 and 2017 were 145 and 268, respectively. The monthly average number of metals forward contracts traded by the Partnership/Master during the nine months ended September 30, 2018 and 2017 were 152 and 277, respectively. The monthly average notional values of currency forward contracts traded by the Partnership/Master during the three months ended September 30, 2018 and 2017 were $154,752,785 and $167,088,539, respectively. The monthly average notional values of currency forward contracts traded by the Partnership/Master during the nine months ended September 30, 2018 and 2017 were $159,450,559 and $182,419,867, respectively.

The following table summarizes the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2018 and December 31, 2017, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2018	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$823,209	$(208,334)	$614,875	$-	$-	$614,875
Forwards	498,155	(498,155)	-	-	-	-

Total assets	$1,321,364	$(706,489)	$614,875	$-	$-	$614,875

Liabilities
Futures	$(208,334)	$208,334	$-	$-	$-	$-
Forwards	(714,633)	498,155	(216,478)	-	-	(216,478)

Total liabilities	$(922,967)	$706,489	$(216,478)	$-	$-	$(216,478)

Net fair value						$398,397	*

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$722,562	$(455,376)	$267,186	$-	$-	$267,186
Forwards	819,639	(614,579)	205,060	-	-	205,060

	$1,542,201	$(1,069,955)	$472,246	$-	$-	$472,246

Liabilities
Futures	$(455,376)	$455,376	$-	$-	$-	$-
Forwards	(614,579)	614,579	-	-	-	-

Net fair value	$(1,069,955)	$1,069,955	$-	$-	$-	$-

						$472,246	*

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of September 30, 2018 and December 31, 2017, respectively.

Assets	September 30, 2018
Futures Contracts
Energy	$179,334
Grains	54,725
Indices	255,030
Interest Rates U.S.	117,219
Interest Rates Non-U.S.	65,454
Livestock	200
Metals	42,555
Softs	108,692
Total unrealized appreciation on open futures contracts	823,209
Liabilities
Futures Contracts
Energy	(19,310)
Grains	(14,358)
Indices	(53,398)
Interest Rates U.S.	(6,757)
Interest Rates Non-U.S.	(75,201)
Livestock	(8,810)
Metals	(11,172)
Softs	(19,328)
Total unrealized depreciation on open futures contracts	(208,334)
Net unrealized appreciation on open futures contracts	$614,875	*

Assets
Forward Contracts
Currencies	$347,115
Metals	151,040
Total unrealized appreciation on open forward contracts	498,155
Liabilities
Forward Contracts
Currencies	(567,553)
Metals	(147,080)
Total unrealized depreciation on open forward contracts	(714,633)
Net unrealized depreciation on open forward contracts	$(216,478)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2017
Futures Contracts
Energy	$175,224
Grains	102,158
Indices	279,491
Interest Rates U.S.	45,321
Interest Rates Non-U.S.	9,980
Livestock	3,770
Metals	59,445
Softs	47,173
Total unrealized appreciation on open futures contracts	722,562
Liabilities
Futures Contracts
Energy	(82,362)
Grains	(7,954)
Indices	(110,784)
Interest Rates U.S.	(10,654)
Interest Rates Non-U.S.	(236,497)
Livestock	(1,560)
Metals	(3,000)
Softs	(2,565)
Total unrealized depreciation on open futures contracts	(455,376)
Net unrealized appreciation on open futures contracts	$267,186	*

Assets
Forward Contracts
Currencies	$652,474
Metals	167,165
Total unrealized appreciation on open forward contracts	819,639
Liabilities
Forward Contracts
Currencies	(539,534)
Metals	(75,045)
Total unrealized depreciation on open forward contracts	(614,579)
Net unrealized appreciation on open forward contracts	$205,060	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2018		2017**		2018		2017**
Currencies	$108,024		$319,656		$158,726		$(1,261,440)
Energy	(51,507)		5,224		497,103		(1,083,423)
Grains	(78,802)		(218,921)		(392,429)		(918,228)
Indices	151,656		910,147		(908,695)		4,095,808
Interest Rates U.S.	88,921		(57,730)		459,146		(426,733)
Interest Rates Non-U.S.	(286,967)		87,418		(289,000)		(816,228)
Livestock	(46,175)		(113,120)		(130,268)		(29,915)
Metals	(64,712)		(210,118)		(523,795)		(72,995)
Softs	138,300		(201,700)		210,212		(82,868)

Total	$(41,262)	*	$520,856	*	$(919,000)	*	$(596,022)	*

*	This amount is in “Total trading results” in the Partnership’s/Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
**	Prior to July 17, 2017, trading gains and losses were allocated to the Partnership through its investment in the Master, of which the Partnership owned 100%.

5.	Fair Value Measurements:

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

The Partnership considers, and the Master considered, prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are or were priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended September 30, 2018 and as of December 31, 2017 for the Partnership and for the period ended September 30, 2017 for the Master, the Partnership/Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Effective July 17, 2017, all positions from the Master have been transferred to the Partnership and thus the Master did not hold any of the Partnership’s investments subsequent to July 17, 2017.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$823,209	$823,209	$-	$-
Forwards	498,155	-	498,155	-

Total assets	$1,321,364	$823,209	$498,155	$-

Liabilities
Futures	$208,334	$208,334	$-	$-
Forwards	714,633	-	714,633	-

Total liabilities	$922,967	$208,334	$714,633	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$722,562	$722,562	$-	$-
Forwards	819,639	-	819,639	-

Total assets	$1,542,201	$722,562	$819,639	$-

Liabilities
Futures	$455,376	$455,376	$-	$-
Forwards	614,579	-	614,579	-

Total liabilities	$1,069,955	$455,376	$614,579	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership is and through its investment in the Master prior to its full redemption effective July 14, 2017, was party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include or may have included forwards, futures, options and swaps, whose values are or were based upon an underlying asset, index, or reference rate, and generally represent or represented future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be or may have been traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 17.6% to 47.0% of the Partnership’s contracts are traded OTC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not, and the Master did not, engage in sales of goods or services. The Partnership’s only assets are, and the Master’s only assets were, its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner, (iii) interest receivable and (iv) cash at bank. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2018.

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

For the nine months ended September 30, 2018, the Partnership’s capital decreased 17.9% from $22,263,377 to $18,273,772. This decrease was attributable to the net loss of $1,498,473, coupled with the redemptions of 1,925.1750 Class A limited partner Redeemable Units totaling $2,491,132 and redemptions of 50.2550 Class Z General Partner Redeemable Units totaling $50,000, which was partially offset by subscriptions of 38.2040 Class A limited partner Redeemable Units totaling $50,000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2018, the net asset value per Class A Redeemable Unit decreased 1.1% from $1,276.73 to $1,262.93, as compared to an increase of 1.0% in the third quarter of 2017. During the Partnership’s third quarter of 2018, the net asset value per Class Z Redeemable Unit decreased 0.6% from $890.23 to $885.05, as compared to an increase of 1.5% in the third quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2018 of $41,262. Losses were primarily attributable to the Partnership’s trading of commodity futures in energy, grains, non-U.S. interest rates, livestock and metals and were partially offset by gains in currencies, indices, U.S. interest rates and softs. The Partnership/Master, experienced a net trading gain before fees and expenses in the third quarter of 2017 of $520,856. Gains were primarily attributable to the Partnership/Master’s trading of commodity futures in currencies, energy, indices and non-U.S. interest rates and were partially offset by losses in grains, U.S. interest rates, livestock, metals and softs.

The Partnership’s most notable losses were incurred within the global interest rate markets during July and September from long positions in European fixed income futures as central bank rhetoric grew more hawkish. Additional losses within the interest rate sector were incurred during August from short positions in U.S. fixed income futures as growing political turmoil surrounding the Trump Administration raised demand for the safety of government debt. Losses within the metals markets were primarily recorded during July from long positions in industrial metals futures as prices fell amid weakening Chinese manufacturing sentiment. Within the energy complex, losses were incurred during July from long positions in crude oil and its refined products as prices reversed lower as the OPEC nations signaled they intend to increase oil production this year. The Partnership’s losses for the quarter were partially offset by gains achieved within the global stock index sector during July from long positions in European, U.S., and Asian equity index futures as prices rallied as an outlook for growing global economic strength overcame trade war concerns. Additional gains were achieved during August within the currency sector from long U.S. dollar positions versus developed and emerging market currencies as their relative value decreased against the dollar due to weaker-than-expected economic data and a developing crisis among emerging markets. Further gains were experienced during August in the agricultural markets from short grain futures positions as prices dropped following trade turmoil, beneficial weather, and higher yield estimates.

During the Partnership’s nine months ended September 30, 2018, the net asset value per Class A Redeemable Unit decreased 7.0% from $1,358.48 to $1,262.93, as compared to a decrease of 5.6% in the nine months ended September 30, 2017. During the Partnership’s nine months ended September 30, 2018, the net asset value per Class Z Redeemable Unit decreased 5.6% from $937.75 to $885.05, as compared to a decrease of 4.2% in the nine months ended September 30, 2017. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2018 of $919,000. Losses were primarily attributable to the Partnership’s trading of commodity futures in grains, indices, non-U.S. interest rates, livestock and metals and were partially offset by gains in currencies, energy, U.S. interest rates and softs. The Partnership/Master, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $596,022. Losses were primarily attributable to the Partnership/Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in indices.

The most significant losses were incurred within the global stock indices during February and May from long positions in Asian, European, and U.S. equity index futures as a more hawkish tone from the U.S. Federal Reserve and geopolitical events weakened investor demand for risk assets. Additional losses were experienced during August and September from long positions in European stock index futures as prices decreased due to global trade tensions coupled with uncertainty over BREXIT negotiations in the U.K. Within the metals complex, notable losses were recorded from February through July from both long and short positions in industrial metals futures as prices whipsawed amid concerns of sanctions, tariffs, and the fluctuating value of the U.S. dollar. In the agriculturals, losses were incurred in the grains markets during January, February, April, May, and July as weather and trade disputes resulted in short-term price volatility. Additional losses were incurred from positions in soft commodities and livestock during the second quarter. A portion of the Partnership’s losses for the first nine months of the year was offset by trading gains achieved during March through June, July, and August within the energy complex from long futures positions in crude oil and its refined products as prices rose amid supply concerns and increased demand. During January and June, gains were also experienced within the currency sector from positions in the Australian dollar, euro, Swedish krona, and Swiss franc. Additional gains within the currency sector were achieved during August from long U.S. dollar positions versus developed and emerging market currencies as their relative value decreased against the dollar due to weaker-than-expected economic data and a developing crisis among emerging markets. Further gains were achieved in the global interest rate sector during January, February, April, June, and September from short positions in U.S. interest rate futures as investors anticipated the U.S. Federal Reserve would be aggressive in raising interest rates in throughout the year.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations and rapid inflation increases the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other factors, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Prior to April 1, 2017, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s, prior to the Partnership’s full redemption from the Master effective July 14, 2017) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Fund will not receive interest on amounts in the futures brokerage account that are committed to margin. During the reporting period, any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned directly or allocated from the Master for the three and nine months ended September 30, 2018 increased by $14,350 and $93,912, respectively, as compared to the corresponding periods in 2017. The increase in interest income is primarily due to higher interest rates during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or (prior to the Partnership’s full redemption from the Master effective July 14, 2017) the Master’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership and/or (prior to July 14, 2017) the Master, and (3) interest rates over which the Partnership and MS&Co. have, and the Master had, no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months endedSeptember 30, 2018 decreased by $27,271 and $111,688, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees is due to a decrease in average net assets attributable to Class A Redeemable Units during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2018 decreased by $20,662 and $84,985, respectively, as compared to the corresponding periods in 2017. The decrease in management fees is due to a decrease in average net assets per Class during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other factors, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2018 decreased by $13,775 and $56,658, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees is due to a decrease in average net assets per Class during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2018 and 2017. The Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category as of September 30, 2018 for the Partnership and December 31, 2017 for the Partnership/Master, and the highest, lowest and average value at any point during the three months ended September 30, 2018 and during the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of July 17, 2017, all positions from the Master have been transferred to the Partnership and the Master no longer traded any of the Partnership’s assets. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, the Partnership’s total capitalization was $18,273,772. The Partnership’s Value at Risk as of September 30, 2018 was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$1,784,804	9.77%	$1,837,579	$396,599	$1,095,126
Energy	168,405	0.92	207,141	86,627	160,053
Grains	119,104	0.65	236,412	102,652	148,173
Indices	941,412	5.15	1,006,853	601,183	950,786
Interest Rates U.S.	284,378	1.56	295,779	68,958	202,413
Interest Rates Non-U.S.	256,541	1.40	589,876	205,235	328,217
Livestock	12,964	0.07	30,030	12,964	20,711
Metals	340,229	1.86	341,893	89,741	259,262
Softs	129,897	0.71	140,996	33,275	126,427

Total	$4,037,734	22.09%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2018, there were no additional subscriptions of Class A Redeemable Units. Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	288.5640	$1,238.25	N/A	N/A
August 1, 2018 - August 31, 2018	128.1220	$1,269.96	N/A	N/A
September 1, 2018 - September 30, 2018	205.6370	$1,262.93	N/A	N/A
	622.3230	$1,252.93

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

Date: November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.