Form 10-K
period 2018-12-31
POTOMAC FUTURES FUND LP
filed 2019-03-26
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $19,047,530 of Class A were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2019, 29,415.5668 Limited Partnership Class A Redeemable Units were outstanding and 22.3230 Limited Partnership Class Z Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2018, 2017 and 2016 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

As of March 22, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to February 29, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units were first issued on July 1, 2016 at $1,000 per Redeemable Unit. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units are identical, except that Class Z Redeemable Units are not subject to monthly ongoing selling agent fees.

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. Effective at the close of business on July 14, 2017, the Partnership fully redeemed its investment in the Master. As of July 17, 2017, all positions from the Master were transferred to the Partnership and the Advisor commenced trading the Partnership’s assets directly pursuant to the Campbell Managed Futures Portfolio, a proprietary, systematic trading program. Consequently, the General Partner liquidated the Master, effective July 31, 2017. The units of the Master were used solely for accounting purposes and did not represent legally distinct units. Prior to the Master’s termination of operations on July 31, 2017, the Master permitted accounts managed by the Advisor using the Campbell Managed Futures Portfolio to invest together in one trading vehicle. The General Partner was also the general partner of the Master. Expenses to investors as a result of the investment in the Master, prior to the Partnership’s full redemption from the Master effective July 14, 2017, were approximately the same as expenses to investors as a result of the Partnership trading directly, and redemption rights were not affected. The Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A. (“JPMorgan”).

For the period January 1, 2018 through December 31, 2018, the approximate average market sector allocation for the Partnership was as follows:

Prior to the Partnership’s full redemption from the Master effective July 14, 2017, the Partnership owned 100% of the Master. The performance of the Partnership was directly affected by the performance of the Master.

The Partnership’s/Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities are or were done primarily on U.S. and foreign commodity exchanges. During the years ended December 31, 2018, 2017 and 2016, the Partnership and the Master engaged in such trading through commodity brokerage accounts maintained with MS&Co.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2057; the net asset value per Redeemable Unit of any Class decreases to less than $ 400 per Redeemable Unit as of a close of any business day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

The General Partner administers the business and affairs of the Partnership. The Partnership pays the General Partner a monthly fee (the “General Partner fee”) in return for its services to the Partnership. Effective October 1, 2014, the General Partner fee was equal to 1/12 of 1% (1% per year) of month-end adjusted Net Assets per Class for each outstanding Class. Effective January 1, 2019, the General Partner fee was reduced to 1/12 of 0.90% (0.90% per year) of month-end adjusted Net Assets per Class for each outstanding Class. Month-end adjusted Net Assets per Class, for the purpose of calculating the General Partner fees, are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner. Effective January 1, 2017, the General Partner instituted a cap on the Partnership’s operating expenses such that the General Partner will be responsible for any such expenses to the extent they exceed 0.50% of the Partnership’s Net Assets in any calendar year.

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or MS&Co. The Advisor is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership pays a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month- end Net Assets per Class, for each outstanding Class, allocated to the Advisor as of the end of each month. Prior to June 1, 2014, the Partnership paid a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets for each outstanding Class allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

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

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays and paid through its investment in the Master (prior to full redemption from the Master effective July 14, 2017) trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “MS&Co. clearing fees”). Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. Prior to the Partnership’s full redemption from the Master, effective July 14, 2017, the MS&Co. clearing fees were allocated to the Partnership based on its proportionate share of the Master. Prior to the Partnership’s full redemption from the Master, all of the Partnership’s assets available for trading commodity interests not held in the Master’s accounts at MS&Co. were deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or prior to the Partnership’s full redemption from the Master effective July 14, 2017, the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to April 1, 2017, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 5.5% per year of month- end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 3% per year of month-end Net Assets. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to 2% per year of month-end Net Assets for Class A Redeemable Units. Class Z Redeemable Units are not subject to the ongoing selling agent fee. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A Redeemable Units in the Partnership. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment: speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2018 was $17,188,757.

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

4.	The General Partner, on behalf of the Partnership, may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

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

Tax Laws Are Subject To Change at Any Time.

Tax laws and court and Internal Revenue Service (“IRS”) interpretations thereof are subject to change at any time, possibly with retroactive effect.

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

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015, and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the United States District Court for the Southern District of New York styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint.

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

(b) Holders. The number of holders of Redeemable Units as of February 28, 2019 was 2,561.

(c) Dividends. The Partnership did not declare any distributions in 2018 or 2017. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2018, there were additional subscriptions of 46.5100 Class A Redeemable Units totaling $60,000. For the twelve months ended December 31, 2017, there were additional subscriptions of 11,319.9380 Class A Redeemable Units totaling $15,266,995. For the twelve months ended December 31, 2016, there were additional subscriptions of 145.6740 Class A Redeemable Units totaling $218,400. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units described above are used in the trading of commodity interests including futures, option and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

		Class A	(c) Total Number of	(d) Maximum Number (or
	Class A	(b) Average	Redeemable Units	Approximate Dollar Value)
	(a) Total Number	Price Paid per	Purchased as Part of	of Redeemable Units
	of Redeemable	Redeemable	Publicly Announced	that May Yet Be Purchased
Period	Units Purchased *	Unit**	Plans or Programs	Under the Plans or Programs
October 1, 2018 - October 31, 2018	151.2690	$ 1,203.95	N/A	N/A
November 1, 2018 - November 30, 2018	268.6700	$ 1,197.54	N/A	N/A
December 1, 2018 - December 31, 2018	84.8040	$ 1,230.07	N/A	N/A
	504.7430	$ 1,204.93

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

Item 6. Selected Financial Data.

Total investment income, total expenses, expenses borne by the General Partner, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and the net asset value per Redeemable Unit and total assets at December 31, 2018, 2017, 2016, 2015 and 2014 were as follows:

	2018	2017	2016	2015	2014
Total investment income	$317,438	$202,014	$45,442	$2,081	$4,188
Total expenses	(1,231,296)	(1,619,813)	(1,562,054)	(1,865,782)	(2,042,094)
Expenses borne by the General Partner	181,320	181,311	-	-	-
Total trading results	(1,252,771)	1,183,022	(1,818,407)	(24,523)	6,464,660

Net income (loss)	$(1,985,309)	$(53,466)	$(3,335,019)	$(1,888,224)	$4,426,754

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(128.41)	$9.76	$(222.31)	$(105.58)	$265.30

Class Z	$(71.37)	$25.25	$(87.50)	$-	$-

Net asset value per Redeemable Unit:
Class A	$1,230.07	$1,358.48	$1,348.72	$1,571.03	$1,676.61

Class Z	$866.38	$937.75	$912.50	$-	$-

Total assets	$17,500,161	$22,980,344	$18,397,452	$27,155,807	$30,832,872

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

The General Partner manages all business of the Partnership and managed all business of the Master (prior to the Master’s termination of operations effective July 31, 2017). The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in a managed account in the Partnership’s name managed by the Advisor. Prior to its full redemption from the Master effective July 14, 2017, the Partnership had invested these assets in the Master. The General Partner engages a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partners/Master, the General Partner considered among other factors, past performance, trading style, volatility of markets traded and fee requirement. The General Partner may modify or terminate the allocation of the Advisor at any time.

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

As a managed futures partnership, the Partnership’s performance is, and the Master’s performance was, dependent upon the successful trading of the Advisor to achieve the Partnership/Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s objectives.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) equity in trading accounts, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner, (iii) interest receivable and (iv) cash at bank. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2018.

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

(iv)

The Partnership will trade currencies and other commodities in the interbank and forward contract markets only with banks, brokers, dealers, and other financial institutions which the general partner, in conjunction with MS & Co., has determined to be creditworthy. In determining the creditworthiness of a counterparty to a forward contract, the general partner and MS&Co. will consult with the Corporate Credit Department of MS&Co.

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

From January 1, 2018 through December 31, 2018, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 17.1%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master prior to the Partnership’s full redemption from the Master effective July 14, 2017.

In the normal course of business, the Partnership is and through its investment in the Master prior to its full redemption effective July 14, 2017, was party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include or may have included forwards, futures, options and swaps, whose values are or were based upon an underlying asset, index, or reference rate, and generally represent or represented future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be or may have been traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 17.6 to 60.8% of the Partnership’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The risk of loss in the event of a counterparty default for the Partnership is, and for the Master was, typically limited to the amounts recognized in the Statements of Financial Condition and is not for the Partnership, and was not for the Master, represented by the contract or notional amounts of the instruments. The risk of loss is for the Partnership, and was for the Master, reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership, and permitted the Master, to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. During the reporting periods, the Partnership and the Master had, as applicable, credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate was the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or an MS&Co. affiliate, the Partnership’s counterparty was an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

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

Other than the risks inherent in commodity futures, forwards, option and swap trading, U.S. Treasury bills and money market mutual fund securities, the General Partner knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may cause the Partnership to cease trading operations under certain circumstances, including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b) Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent, General Partner, management fees and, prior to the Partnership’s full redemption from the Master effective July 14, 2017, expenses allocated from the Master. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income earned by the Partnership’s commodity broker is dependent upon (i) the average daily equity maintained in cash in the Partnership’s and/or (prior to the Partnership’s full redemption from the Master effective July 14, 2017) the Master’s accounts, (ii) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or prior to July 14, 2017 the Master and (iii) interest rates over which the Partnership and MS&Co. has, and the Master had, no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2018, 2,429.9180 Class A Redeemable Units were redeemed totaling $3,099,311 and 50.2550 Class Z General Partner Redeemable Units were redeemed totaling $50,000.

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

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2018, there were additional subscriptions of 46.5100 Class A Redeemable Units totaling $60,000. For the year ended December 31, 2017, there were additional subscriptions of 11,319.9380 Class A Redeemable Units totaling $15,266,995 and 199.2080 Class Z General Partner Redeemable Units totaling $181,777. For the year ended December 31, 2016, there were additional subscriptions of 145.6740 Class A Redeemable Units totaling $218,400 and 264.5080 Class Z General Partner Redeemable Units totaling $264,508.

(c) Results of Operations.

For the year ended December 31, 2018, the net asset value per Class A Redeemable Unit decreased 9.5% from $ 1,358.48 to $1,230.07 and the net asset value per Class Z Redeemable Unit decreased 7.6% from $937.75 to $866.38. For the year ended December 31, 2017, the net asset value per Class A Redeemable Unit increased 0.7% from $1,348.72 to $1,358.48 and the net asset value per Class Z Redeemable Unit increased 2.8% from $912.50 to $937.75. For the year ended December 31, 2016, the net asset value per Class A Redeemable Unit decreased 14.2% from $1,571.03 to $1,348.72 and the net asset value per Class Z Redeemable Unit decreased 8.8% from $1,000.00 to $912.50.

The Partnership experienced a net trading loss before fees and expenses for the year ended December 31, 2018 of $1,252,771. Losses were primarily attributable to the Partnership’s trading of commodity futures in grains, indices, livestock and metals and were partially offset by gains in currencies, energy, U.S. and non-U.S. interest rates and softs. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable losses were recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. In commodities, losses were incurred in the grains markets during January and February as weather related factors resulted in short-term price volatility. Additional commodity losses were experienced from long positions in industrial metals as prices reversed lower in February on equity market weakness and in March on concerns of a burgeoning trade war. The Partnership’s overall trading losses for the first quarter were partially offset by trading gains in U.S. interest rate futures during January and February, and in European interest rate futures during March. During January, gains were also achieved within the currency sector from positions in the British pound, Norwegian krone, and euro. Smaller gains were also recorded from trading sugar and energy futures during January and March.

During the second quarter, the Partnership’s most notable losses were recorded throughout the quarter from both long and short industrial metals positions as prices whipsawed amid concerns of sanctions, tariffs, and the rising value of the U.S. dollar. Within the agricultural markets, losses were incurred during April from short positions in sugar futures as prices rallied following a national strike by Brazilian truck drivers. In currencies, the prospect of more a hawkish U.S. monetary policy strengthened the U.S. dollar and proved challenging for the Fund during April and May. Within the global equity index sector, losses were recorded during May from long positions in Asian and European equity index futures as geopolitical events weakened investor demand for risk assets. The Partnership’s overall trading losses for the second quarter were partially offset by trading gains in the energy complex throughout the quarter from long futures positions in crude oil and its refined products as prices rose amid supply concerns and increased demand.

During the third quarter, the Partnership’s most notable losses were incurred within the global interest rate markets during July and September from long positions in European fixed income futures as central bank rhetoric grew more hawkish. Losses within the metals markets were primarily recorded during July from long positions in industrial metals futures as prices fell amid weakening Chinese manufacturing sentiment. Within the energy complex, losses were incurred during July from long positions in crude oil and its refined products as prices reversed lower as the OPEC nations signaled their intent to increase oil production. The Partnership’s losses for the third quarter were partially offset by gains achieved within the global stock index sector during July from long positions in European, U.S., and Asian equity index futures as prices rallied as an outlook for growing global economic strength overcame trade war concerns. Additional gains were achieved during August within the currency sector from long U.S. dollar positions versus developed and emerging market currencies as their relative value decreased against the dollar due to weaker-than-expected economic data and a developing crisis among emerging markets. Further gains were experienced during August in the agricultural markets from short grain futures positions as prices dropped following trade turmoil, beneficial weather, and higher yield estimates.

During the fourth quarter, the most significant losses were incurred during October within the global stock index sector from long positions in U.S. and Pacific Rim equity index futures as prices declined amid a global selloff spurred by fears over rising bond yields, slowing global growth, and increased trade tensions. Losses were experienced within the agricultural markets during October from short positions in sugar and coffee futures as prices rose with a strengthening of Brazil’s currency. Smaller losses in this sector were recorded during November from positions in the soybean futures amid heightened volatility and trade negotiations. Additional losses were recorded in the metals markets during November from positions in copper and silver futures. A portion of the Partnership’s losses during the fourth quarter was offset by gains experienced within the currency markets during October from short positions in the euro versus the U.S. dollar as the value of the euro declined after data showed business growth in Europe lost more momentum than expected, as trade tensions and worries regarding Italy overshadowed the European economy. Further gains were achieved in currencies during December. Within the energy markets, gains recorded during November from long positions in natural gas futures as prices advanced as cold temperatures spurred concern that supplies may not be adequate to meet demand over the winter. Additional gains were achieved during December within the global interest rate sector from long positions in Australian, European, and Japanese fixed income futures as investors sought the relative safety of government debt.

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

Prior to April 1, 2017, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s, prior to the Partnership’s full redemption from the Master effective July 14, 2017) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Fund will not receive interest on amounts in the futures brokerage account that are committed to margin. During the reporting periods, any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned directly or allocated from the Master for the three and twelve months ended December 31, 2018 increased by $21,512 and $115,424, respectively, as compared to the corresponding periods in 2017. The increase in interest income is primarily due to higher interest rates during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or (prior to the Partnership’s full redemption from the Master effective July 14, 2017) the Master’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership and/or (prior to July 14, 2017) the Master, and (3) interest rates over which the Partnership and MS&Co. have, and the Master had, no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2018 decreased by $31,357 and $143,045, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees is due to an decrease in average net assets attributable to Class A Redeemable Units during the three and twelve months ended December 31, 2018, as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2018 decreased by $23,902 and $108,887, respectively, as compared to the corresponding periods in 2017. The decrease in management fees is due to an decrease in average adjusted net assets per Class during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other factors, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2018 decreased by $15,935 and $72,593, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees is due to an decrease in average adjusted net assets per Class during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and twelve months ended December 31, 2018 and 2017. To the extent the Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include fees such as legal and accounting expenses related to the offering, certain offering costs and filing, reporting and data processing fees. Professional fees for the years ended 2018 and 2017 were $279,058 and $255,641, respectively.

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

Quantifying the Partnership’s/Master’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership/Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Partnership/Master’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisor in their daily risk management activities.

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

The fair value of the Partnership/Master’s futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership/Master’s positions are or were rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s and the Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category as of December 31, 2018 for the Partnership and December 31, 2017 for the Partnership/Master, and the highest, lowest and average value at any point during the twelve months ended December 31, 2018 for the Partnership and during the twelve months ended December 31, 2017 for the Partnership/Master. All open position trading risk exposures of the Partnership/Master have been included in calculating the figures set forth below.

As of December 31, 2018, the Partnership’s total capitalization was $17,188,757. The Partnership’s Value at Risk as of December 31, 2018 was as follows:

December 31, 2018

			Twelve Months Ended December 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$1,489,373	8.66%	$2,307,169	$396,599	$1,356,392
Energy	107,299	0.62	249,205	60,926	153,032
Grains	181,721	1.06	256,905	33,535	151,369
Indices	380,758	2.22	1,522,694	208,902	656,476
Interest Rates U.S.	158,080	0.92	295,779	68,958	202,281
Interest Rates Non-U.S.	530,523	3.09	756,446	116,507	450,067
Livestock	6,050	0.04	80,520	3,300	26,124
Metals	190,036	1.11	525,880	89,741	266,212
Softs	142,901	0.83	199,734	32,960	116,021

Total	$3,186,741	18.55%

*	Annual average of month-end Values at Risk.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Partnership at December 31, 2018 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2018, the Partnership’s primary exposures were in the Dow Jones Euro STOXX 50 (European Union), S&P/TSX 60 (Canada), FTSE 100 (United Kingdom), SPI 200 (Australia), Hang Seng (Honk Kong) and OMS Stockholm 30 (Sweden) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices, as well as emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Metals. The Partnership’s primary metal market exposure as of December 31, 2018 was to fluctuations in the price of aluminum, copper, zinc, nickel and palladium.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, wheat, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2018.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, cotton, cocoa, and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2018.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

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

Item 8. Financial Statements and Supplementary Data.

Potomac Futures Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2018, 2017 and 2016; Statements of Financial Condition at December 31, 2018 and 2017; Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016; Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016; and Notes to Financial Statements.

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

The management of Potomac Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Potomac Futures Fund L.P.	Potomac Futures Fund L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Potomac Futures Fund L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Potomac Futures Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2018 and 2017, and the related statements of income and expenses and changes in partners’ capital for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and the changes in its partners’ capital for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The statements of income and expenses and changes in partners’ capital for the year ended December 31, 2016 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA
March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Potomac Futures Fund L.P.:

We have audited the accompanying statements of income and expenses and changes in partners’ capital of Potomac Futures Fund L.P. (the “Partnership”) for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in partners’ capital of Potomac Futures Fund L.P. for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Potomac Futures Fund L.P.

Statements of Financial Condition

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Assets:
Equity in trading account:
Unrestricted cash (Note 3c)	$13,460,371	$18,417,831
Restricted cash (Note 3c)	3,230,953	4,063,802
Net unrealized appreciation on open futures contracts	286,618	267,186
Net unrealized appreciation on open forward contracts	479,523	205,060

Total equity in trading account	17,457,465	22,953,879

Receivable from General Partner (Note 3a)	15,849	4,123
Interest receivable	26,847	21,906
Cash at bank (Note 1)	-	436

Total assets	$17,500,161	$22,980,344

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$28,781	$37,827
Management fees (Note 3b)	21,661	28,563
General Partner fees (Note 3a)	14,441	19,042
Professional fees	142,206	92,491
Redemptions payable to Limited Partners (Note 6)	104,315	539,044

Total liabilities	311,404	716,967

Partners’ Capital (Notes 1 and 6):
General Partner, Class Z, 246.4190 and 296.6740 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	213,492	278,206
Limited Partners, Class A, 13,800.2198 and 16,183.6278 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	16,975,265	21,985,171

Total partners’ capital (net asset value)	17,188,757	22,263,377

Total liabilities and partners’ capital	$17,500,161	$22,980,344

Net asset value per Redeemable Unit:
Class A	$1,230.07	$1,358.48

Class Z	$866.38	$937.75

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2018

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	11	$(82,600)	(0.48)%
Grains	1	(80)	(0.00) *
Indices	16	(13,698)	(0.08)
Interest Rates U.S.	98	40,140	0.23
Interest Rates Non-U.S.	974	184,406	1.07
Metals	8	19,310	0.11
Softs	10	10,510	0.07

Total futures contracts purchased		157,988	0.92

Futures Contracts Sold
Energy	12	$62,451	0.36
Grains	167	66,221	0.39
Indices	89	13,124	0.08
Interest Rates U.S.	134	(112,272)	(0.65)
Interest Rates Non-U.S.	10	(482)	(0.00) *
Livestock	3	(1,013)	(0.01)
Metals	7	4,198	0.02
Softs	77	96,403	0.56

Total futures contracts sold		128,630	0.75

Net unrealized appreciation on open futures contracts		$286,618	1.67%

Unrealized Appreciation on Open Forward Contracts
Currencies	$74,536,326	$1,162,260	6.76%
Metals	60	171,195	1.00

Total unrealized appreciation on open forward contracts		1,333,455	7.76

Unrealized Depreciation on Open Forward Contracts
Currencies	$51,277,538	(727,182)	(4.23)
Metals	42	(126,750)	(0.74)

Total unrealized depreciation on open forward contracts		(853,932)	(4.97)

Net unrealized appreciation on open forward contracts		$479,523	2.79%

*	Due to rounding.

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

Potomac Futures Fund L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Investment Income:
Interest income (Note 3c)	$317,438	$109,109	$-
Interest income allocated from the Master (Note 3c)	-	92,905	45,442

Total investment income	317,438	202,014	45,442

Expenses:
Expenses allocated from the Master	-	125,277	192,598
Clearing fees related to direct investments (Note 3c)	79,838	41,970	-
Ongoing selling agent fees (Note 3d)	386,831	529,876	461,501
Management fees (Note 3b)	291,342	400,229	346,035
General Partner fees (Note 3a)	194,227	266,820	230,690
Professional fees	279,058	255,641	331,230

Total expenses	1,231,296	1,619,813	1,562,054
Expenses borne by the General Partner (Note 3a)	(181,320)	(181,311)	-

Net expenses	1,049,976	1,438,502	1,562,054

Net investment loss	(732,538)	(1,236,488)	(1,516,612)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Master:
Net realized gains (losses) on closed contracts	(1,544,244)	1,863,780	-
Net realized gains (losses) on closed contracts allocated from the Master	-	(903,323)	(2,413,231)
Net change in unrealized gains (losses) on open contracts	291,473	475,211	-
Net change in unrealized gains (losses) on open contracts allocated from the Master	-	(252,646)	594,824

Total trading results	(1,252,771)	1,183,022	(1,818,407)

Net income (loss)	$(1,985,309)	$(53,466)	$(3,335,019)

Net income (loss) per Redeemable Unit* (Note 7):
Class A	$(128.41)	$9.76	$(222.31)

Class Z	$(71.37)	$25.25	$(87.50)

Weighted average Redeemable Units outstanding:
Class A	15,031.7262	19,944.6721	15,454.5329

Class Z	250.6069	357.2938	246.1860

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2018, 2017 and 2016

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2015	$26,761,029	17,034.0864	$-	-	$26,761,029	17,034.0864
Subscriptions - General Partner	-	-	264,508	264.5080	264,508	264.5080
Subscriptions - Limited Partners	218,400	145.6740	-	-	218,400	145.6740
Redemptions - General Partner	(289,508)	(192.5786)	(35,000)	(36.6440)	(324,508)	(229.2226)
Redemptions - Limited Partners	(5,889,865)	(4,021.8240)	-	-	(5,889,865)	(4,021.8240)
Net income (loss)	(3,313,437)	-	(21,582)	-	(3,335,019)	-

Partners’ Capital, December 31, 2016	17,486,619	12,965.3578	207,926	227.8640	17,694,545	13,193.2218
Subscriptions - General Partner	-	-	181,777	199.2080	181,777	199.2080
Subscriptions - Limited Partners	15,266,995	11,319.9380	-	-	15,266,995	11,319.9380
Redemptions -General Partner	-	-	(115,002)	(130.3980)	(115,002)	(130.3980)
Redemptions - Limited Partners	(10,711,472)	(8,101.6680)	-	-	(10,711,472)	(8,101.6680)
Net income (loss)	(56,971)	-	3,505	-	(53,466)	-

Partners’ Capital, December 31, 2017	21,985,171	16,183.6278	278,206	296.6740	22,263,377	16,480.3018
Subscriptions - Limited Partners	60,000	46.5100	-	-	60,000	46.5100
Redemptions - General Partner	-	-	(50,000)	(50.2550)	(50,000)	(50.2550)
Redemptions - Limited Partners	(3,099,311)	(2,429.9180)	-	-	(3,099,311)	(2,429.9180)
Net income (loss)	(1,970,595)	-	(14,714)	-	(1,985,309)	-

Partners’ Capital, December 31, 2018	$16,975,265	13,800.2198	$213,492	246.4190	$17,188,757	14,046.6388

Net asset value per Redeemable Unit:
	Class A	Class Z
2016:	$1,348.72	$912.50

2017:	$1,358.48	$937.75

2018:	$1,230.07	$866.38

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

1.	Organization:

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

During the periods covered by this report, the Partnership’s and the Master’s (prior to its termination effective July 31, 2017) commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During the prior reporting periods covered by this report, the Partnership and the Master deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. Effective at the close of business on July 14, 2017, the Partnership fully redeemed its investment in the Master. As of July 17, 2017, all positions from the Master were transferred to the Partnership and the Advisor commenced trading the Partnership’s assets directly pursuant to the Campbell Managed Futures Portfolio, a proprietary, systematic trading program. Consequently, the General Partner liquidated the Master, effective July 31, 2017. The units of the Master were used solely for accounting purposes and did not represent legally distinct units. Prior to the Master’s termination of operations on July 31, 2017, the Master permitted accounts managed by the Advisor using the Campbell Managed Futures Portfolio to invest together in one trading vehicle. The General Partner was also the general partner of the Master. Expenses to investors as a result of the investment in the Master, prior to the Partnership’s full redemption from the Master effective July 14, 2017, were approximately the same as expenses to investors as a result of the Partnership trading directly, and redemption rights were not affected.

Potomac Futures Fund L.P.

Notes to Financial Statements

As of March 22, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to February 29, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units are identical, except that Class Z Redeemable Units are not subject to monthly ongoing selling agent fees.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2018, 2017 and 2016 the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments, as applicable, were carried at fair value and classified as Level 1 or Level 2 measurements.

d.

Partnership’s/Master’s Investments. The Partnership carried its investment in the Master, prior to its full redemption effective July 14, 2017, at fair value based on the Master’s net asset value per Redeemable Unit as calculated by the Master.

All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held, and those of the Master were held, for trading purposes. The commodity interests for the Partnership/Master are or were recorded on the trade date and open contracts are or were recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. The Partnership’s/Master’s investments in commodity interests denominated in foreign currencies are or were translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses for the Partnership/Master are or were realized when contracts are or were liquidated and are or were determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Master’s Statements of Income and Expenses.

Partnership’s/Master’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $380,451 (cost of $379,908) and $149,600 (cost of $146,635) as of December 31, 2018 and 2017, respectively.

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the year in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2015 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement and foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) directly and indirectly through its investment in the Master (prior to the Master’s termination effective July 31, 2017). Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange counterparty, and required by MS&Co. At December 31, 2018 and 2017, the amount of the Partnership’s cash held for restricted cash requirements was $3,230,953 and $4,063,802, respectively. Prior to the Partnership’s full redemption from the Master effective July 14, 2017, all of the Partnership’s assets not held in the Master’s accounts at MS&Co. were deposited in the Partnership’s account at MS&Co. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or prior to the Partnership’s full redemption from the Master effective July 14, 2017, the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to April 1, 2017, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

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

All of the commodity interests owned by the Partnership are, and by the Master were, held for trading purposes. The monthly average number of futures contracts traded by the Partnership/Master during the years ended December 31, 2018 and 2017 were 1,363 and 1,712, respectively. The monthly average number of metals forward contracts traded by the Partnership/Master during the years ended December 31, 2018 and 2017 were 157 and 236, respectively. The monthly average notional values of currency forward contracts traded by the Partnership/Master during the years ended December 31, 2018 and 2017 were $158,517,260 and $175,388,882, respectively.

The following tables summarize the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2018 and 2017, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$561,881	$(275,263)	$286,618	$-	$-	$286,618
Forwards	1,333,455	(853,932)	479,523	-	-	479,523

Total assets	$1,895,336	$(1,129,195)	$766,141	$-	$-	$766,141

Liabilities
Futures	$(275,263)	$275,263	$-	$-	$-	$-
Forwards	(853,932)	853,932	-	-	-	-

Total liabilities	$(1,129,195)	$1,129,195	$-	$-	$-	$-

Net fair value						$766,141	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$722,562	$(455,376)	$267,186	$-	$-	$267,186
Forwards	819,639	(614,579)	205,060	-	-	205,060

Total assets	$1,542,201	$(1,069,955)	$472,246	$-	$-	$472,246

Liabilities
Futures	$(455,376)	$455,376	$-	$-	$-	$-
Forwards	(614,579)	614,579	-	-	-	-

Total liabilities	$(1,069,955)	$1,069,955	$-	$-	$-	$-

Net fair value						$472,246	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures brokers and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Potomac Futures Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of December 31, 2018 and 2017, respectively.

Assets	December 31, 2018
Futures Contracts
Energy	$63,201
Grains	67,071
Indices	67,303
Interest Rates U.S.	40,484
Interest Rates Non-U.S.	191,985
Livestock	30
Metals	23,908
Softs	107,899

Total unrealized appreciation on open futures contracts	561,881

Liabilities
Futures Contracts
Energy	(83,350)
Grains	(930)
Indices	(67,877)
Interest Rates U.S.	(112,616)
Interest Rates Non-U.S.	(8,061)
Livestock	(1,043)
Metals	(400)
Softs	(986)

Total unrealized depreciation on open futures contracts	(275,263)

Net unrealized appreciation on open futures contracts	$286,618	*

Assets
Forward Contracts
Currencies	$1,162,260
Metals	171,195

Total unrealized appreciation on open forward contracts	1,333,455

Liabilities
Forward Contracts
Currencies	(727,182)
Metals	(126,750)

Total unrealized depreciation on open forward contracts	(853,932)

Net unrealized appreciation on open forward contracts	$479,523	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

Assets	December 31, 2017
Futures Contracts
Energy	$175,224
Grains	102,158
Indices	279,491
Interest Rates U.S.	45,321
Interest Rates Non-U.S.	9,980
Livestock	3,770
Metals	59,445
Softs	47,173

Total unrealized appreciation on open futures contracts	722,562

Liabilities
Futures Contracts
Energy	(82,362)
Grains	(7,954)
Indices	(110,784)
Interest Rates U.S.	(10,654)
Interest Rates Non-U.S.	(236,497)
Livestock	(1,560)
Metals	(3,000)
Softs	(2,565)

Total unrealized depreciation on open futures contracts	(455,376)

Net unrealized appreciation on open futures contracts	$267,186	*

Assets
Forward Contracts
Currencies	$652,474
Metals	167,165

Total unrealized appreciation on open forward contracts	819,639

Liabilities
Forward Contracts
Currencies	(539,534)
Metals	(75,045)

Total unrealized depreciation on open forward contracts	(614,579)

Net unrealized appreciation on open forward contracts	$205,060	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31 2018, 2017 and 2016.

Sector	2018		2017**		2016
Currencies	$636,438		$(1,586,994)		$(232,835)
Energy	528,757		(595,331)		(1,339,102)
Grains	(401,562)		(759,369)		254,390
Indices	(1,764,964)		5,597,239		(453,676)
Interest Rates U.S.	159,139		(366,474)		(135,278)
Interest Rates Non-U.S.	232,657		(879,489)		1,121,232
Livestock	(150,735)		(90,330)		(295,814)
Metals	(579,734)		(28,141)		(299,841)
Softs	87,233		(108,089)		(437,483)

Total	$(1,252,771)	*	$1,183,022	*	$(1,818,407)	*

*	This amount is in “Total trading results” in the Partnership’s/Master’s Statements of Income and Expenses.
**	Prior to July 17, 2017, trading gains and losses were allocated to the Partnership through its investment in the Master, of which the Partnership owned 100%.

5.	Fair Value Measurements:

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

The Partnership considers, and the Master considered, prices for commodity futures, exchange-traded swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are or were priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2018 and 2017, the Partnership/Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Effective July 17, 2017, all positions from the Master have been transferred to the Partnership and thus the Master did not hold any of the Partnership’s investments subsequent to July 17, 2017.

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$561,881	$561,881	$-	$-
Forwards	1,333,455	-	1,333,455	-

Total assets	$1,895,336	$561,881	$1,333,455	$-

Liabilities
Futures	$275,263	$275,263	$-	$-
Forwards	853,932	-	853,932	-

Total liabilities	$1,129,195	$275,263	$853,932	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$722,562	$722,562	$-	$-
Forwards	819,639	-	819,639	-

Total assets	$1,542,201	$722,562	$819,639	$-

Liabilities
Futures	$455,376	$455,376	$-	$-
Forwards	614,579	-	614,579	-

Total liabilities	$1,069,955	$455,376	$614,579	$-

6.	Subscriptions, Distributions and Redemptions:

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

Potomac Futures Fund L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2018, 2017 and 2016 were as follows:

Class A

	2018		2017		2016
Per Redeemable Unit Performance (for a unit oustanding throughout the year): *
Net realized and unrealized gains (losses)	$(79.94)		$71.32		$(124.48)
Net investment loss	(48.47)		(61.56)		(97.83)

Increase (decrease) for the year	(128.41)		9.76		(222.31)
Net asset value per Redeemable Unit, beginning of year	1,358.48		1,348.72		1,571.03

Net asset value per Redeemable Unit, end of year	$1,230.07		$1,358.48		$1,348.72

	2018		2017		2016
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(3.8)%		(5.0)%		(6.7)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.4	%	6.5	%	6.9	%
Expenses borne by the General Partner	(0.9)%		(0.7)%		-	%
Incentive fees	-	%	-	%	-	%

Operating expenses after expenses borne by the General Partner and incentive fees	5.5	%	5.8	%	6.9	%

Total return:
Total return before incentive fees	(9.5)%		0.7	%	(14.2)%
Incentive fees	-	%	-	%	-	%

Total return after incentive fees	(9.5)%		0.7	%	(14.2)%

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

In the normal course of business, the Partnership is and through its investment in the Master prior to its full redemption effective July 14, 2017, was party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include or may have included forwards, futures, options and swaps, whose values are or were based upon an underlying asset, index, or reference rate, and generally represent or represented future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be or may have been traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 17.6% to 60.8% of the Partnership’s contracts are traded OTC.

Futures Contracts. The Partnership trades, and the Master traded, futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership, and may have been made or received by the Master, each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded by the Partnership, or were recorded by the Master, as unrealized gains or losses. When the contract is closed, the Partnership records, and the Master recorded, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Master’s Statements of Income and Expense.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are, and by the Master were, cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership, and may have been made or received by the Master, each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded by the Partnership or were recorded by the Master, as unrealized gains or losses. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records, and the Master recorded, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Master’s Statements of Income and Expenses.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective January 1, 2019, the General Partner fee paid by the Partnership to the General Partner was reduced to 1/12 of 0.90% (0.90% per year) of month-end Net Assets per Class, for each outstanding Class of the Partnership.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2018 and 2017 are summarized below:

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018

Interest income	$86,079	$79,538	$78,231	$73,590
Total expenses	(286,137)	(297,505)	(312,348)	(335,306)
Expenses borne by the General Partner	46,993	45,830	44,789	43,708
Total trading results	(333,771)	(41,262)	(322,242)	(555,496)

Net income (loss)	$(486,836)	$(213,399)	$(511,570)	$(773,504)

Net income (loss) per Redeemable Unit:
Class A	$(32.86)	$(13.80)	$(32.02)	$(49.73)

Class Z	$(18.67)	$(5.18)	$(17.74)	$(29.78)

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017

Interest income	$64,567	$65,188	$40,951	$31,308
Total expenses	(376,155)	(373,734)	(422,406)	(447,518)
Expenses borne by the General Partner	59,069	49,074	52,947	20,221
Total trading results	1,779,044	520,856	(966,653)	(150,225)

Net income (loss)	$1,526,525	$261,384	$(1,295,161)	$(546,214)

Net income (loss) per Redeemable Unit:
Class A	$85.28	$12.53	$(65.83)	$(22.22)

Class Z	$63.27	$12.94	$(40.44)	$(10.52)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded, that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Feta Zabeli (Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 50, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 47, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Feta Zabeli, age 59, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 51, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 60, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a monthly General Partner fee equal to 1/12 of 0.90% (0.90% per year) of month –end adjusted net assets per Class for each outstanding Class. Prior to January 1, 2019, the Partnership paid the General Partner a monthly General Partner fee equal to 1/12 of 1% (1% per year) of month-end adjusted net assets per Class for each outstanding Class.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

As of February 28, 2019, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2018:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	246.4190	100%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst

& Young LLP (“EY”) for the year ended December 31, 2018 and 2017, respectively, for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2018: $60,000

2017: $103,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2018 and 2017 for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)   Financial Statements: Statements of Financial Condition at December 31, 2018 and 2017.

Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016.

Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016.

Notes to Financial Statements.

(2) Exhibits

3.1		Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 13, 1997 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated February 26, 1999 (filed as Exhibit 3.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated April 1, 2001 (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(j)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(j) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

	(k)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 22, 2016 (filed as Exhibit 3.1(k) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

3.2		(a) Third Amended and Restated Limited Partnership Agreement, dated February 22, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference).

	(b)	Amendment No.2 to the Third Amended and Restated Limited Partnership Agreement, dated as of December 30, 2015 and effective January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

	(c)	Fourth Amended and Restated Limited Partnership Agreement, effective February 29, 2016 (filed as Exhibit 3.2(c) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

	(d)	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement, effective December 8, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 13, 2017 and incorporated herein by reference).

10.1		Form of Subscription Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	(a)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(b)	Supplement to the Commodity Futures Customer Agreement between the Partnership and MS&Co., dated July 25, 2017 (filed as Exhibit 10.2(b) to the Current Report on Form 8-K filed on July 28, 2017 and incorporated herein by reference).

	(c)	U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.3		Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.5		Management Agreement among the Partnership, Smith Barney Futures Management Inc. and Campbell & Company, Inc., dated April 1, 1997 (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(a)	Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., Campbell & Company, Inc. and SFG Global Investments, Inc., dated March 1, 1999 (filed as Exhibit 10.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(b)	Second Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC and Campbell & Company, Inc., dated April 1, 2001 (filed as Exhibit 10.1(b) to the General Form for Registration of Securities on Form 10 filed on April 30, 2004 and incorporated herein by reference).

	(c)	Third Amendment to the Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc., dated May 27, 2014 (filed as Exhibit 10.5(d) to the Quarterly Report on Form 10-Q filed on August 12, 2015 and incorporated herein by reference).

	(d)	Letter extending Management Agreement among the Partnership, the General Partner and Campbell & Company, LP for 2018, dated June 1, 2018 (filed herewith).

10.6		Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc., dated March 31, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulations S-K are incorporated herein by reference

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Potomac Futures Fund L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2019	Date: March 26, 2019

/s/ Steven Ross	/s/ Matthew R. Graver
Steven Ross	Matthew R. Graver
Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 26, 2019	Director Ceres Managed Futures LLC Date: March 26, 2019

/s/ Etsuko Jennings
Etusko Jennings
Director
Ceres Managed Futures LLC
Date: March 26, 2019

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.