Form 10-Q
period 2019-03-31
POTOMAC FUTURES FUND LP
filed 2019-05-09
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes          No X

As of April 30, 2019, 28,441.8268 Limited Partnership Class A Redeemable Units were outstanding and 22.3230 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Potomac Futures Fund L.P.

Statements of Financial Condition

	March 31, 2019 (Unaudited)	December 31, 2018
Assets:
Equity in trading account:
Unrestricted cash	$28,803,362	$13,460,371
Restricted cash	8,029,250	3,230,953
Net unrealized appreciation on open futures contracts	1,653,839	286,618
Net unrealized appreciation on open forward contracts	-	479,523

Total equity in trading account	38,486,451	17,457,465

Receivable from General Partner	10,425	15,849
Interest receivable	66,148	26,847

Total assets	$38,563,024	$17,500,161

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$375,488	$-
Accrued expenses:
Ongoing selling agent fees	62,754	28,781
Management fees	47,445	21,661
General Partner fees	28,467	14,441
Professional fees	168,881	142,206
Redemptions payable to Limited Partners	667,044	104,315

Total liabilities	1,350,079	311,404

Partners’ Capital:
General Partner, Class Z, 557.7190 and 246.4190 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	501,404	213,492
Limited Partners, Class Z, 22.3230 and 0.0000 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	20,069	-
Limited Partners, Class A, 28,890.3478 and 13,800.2198 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	36,691,472	16,975,265

Total partners’ capital (net asset value)	37,212,945	17,188,757

Total liabilities and partners’ capital	$38,563,024	$17,500,161

Net asset value per Redeemable Unit:
Class A	$1,270.03	$1,230.07

Class Z	$899.03	$866.38

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

March 31, 2019

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	52	$7,824	0.02%
Indices	296	149,556	0.40
Interest Rates U.S.	310	231,886	0.62
Interest Rates Non-U.S.	1,568	866,985	2.33
Livestock	3	(4,980)	(0.01)
Metals	9	(41,285)	(0.11)

Total futures contracts purchased		1,209,986	3.25

Futures Contracts Sold
Energy	2	(300)	(0.00) *
Grains	425	482,097	1.29
Indices	57	3,550	0.01
Interest Rates U.S.	27	(4,124)	(0.01)
Interest Rates Non-U.S.	95	(72,212)	(0.20)
Livestock	1	(5,470)	(0.01)
Metals	64	32,750	0.09
Softs	116	7,562	0.02

Total futures contracts sold		443,853	1.19

Net unrealized appreciation on open futures contracts		$1,653,839	4.44%

Unrealized Appreciation on Open Forward Contracts
Currencies	$159,295,609	$1,242,878	3.34%
Metals	125	340,590	0.92

Total unrealized appreciation on open forward contracts		1,583,468	4.26

Unrealized Depreciation on Open Forward Contracts
Currencies	$196,814,805	(1,587,852)	(4.27)
Metals	179	(371,104)	(1.00)

Total unrealized depreciation on open forward contracts		(1,958,956)	(5.27)

Net unrealized depreciation on open forward contracts		$(375,488)	(1.01)%

*      Due to rounding.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2018

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	11	$(82,600)	(0.48)%
Grains	1	(80)	(0.00) *
Indices	16	(13,698)	(0.08)
Interest Rates U.S.	98	40,140	0.23
Interest Rates Non-U.S.	974	184,406	1.07
Metals	8	19,310	0.11
Softs	10	10,510	0.07

Total futures contracts purchased		157,988	0.92

Futures Contracts Sold
Energy	12	62,451	0.36
Grains	167	66,221	0.39
Indices	89	13,124	0.08
Interest Rates U.S.	134	(112,272)	(0.65)
Interest Rates Non-U.S.	10	(482)	(0.00) *
Livestock	3	(1,013)	(0.01)
Metals	7	4,198	0.02
Softs	77	96,403	0.56

Total futures contracts sold		128,630	0.75

Net unrealized appreciation on open futures contracts		$286,618	1.67%

Unrealized Appreciation on Open Forward Contracts
Currencies	$74,536,326	$1,162,260	6.76%
Metals	60	171,195	1.00

Total unrealized appreciation on open forward contracts		1,333,455	7.76

Unrealized Depreciation on Open Forward Contracts
Currencies	$51,277,538	(727,182)	(4.23)
Metals	42	(126,750)	(0.74)

Total unrealized depreciation on open forward contracts		(853,932)	(4.97)

Net unrealized appreciation on open forward contracts		$479,523	2.79%

*      Due to rounding.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income:
Interest income	$187,504	$73,590

Total investment income	187,504	73,590

Expenses:
Clearing fees related to direct investments	57,939	19,707
Ongoing selling agent fees	184,827	108,331
Management fees	139,729	81,647
General Partner fees	83,838	54,431
Professional fees	76,836	71,190

Total expenses	543,169	335,306
Expenses borne by the General Partner	(30,842)	(43,708)

Net expenses	512,327	291,598

Net investment loss	(324,823)	(218,008)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	988,787	(320,870)
Net change in unrealized gains (losses) on open contracts	510,198	(234,626)

Total trading results	1,498,985	(555,496)

Net income (loss)	$1,174,162	$(773,504)

Net income (loss) per Redeemable Unit *:
Class A	$39.96	$(49.73)

Class Z	$32.65	$(29.78)

Weighted average Redeemable Units outstanding:
Class A	29,825.4568	15,937.3321

Class Z	580.0420	263.1707

*    Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$16,975,265	13,800.2198	$213,492	246.4190	$17,188,757	14,046.6388
Subscriptions - General Partner	-	-	269,705	311.3000	269,705	311.3000
Subscriptions - Limited Partners	20,335,031	16,531.6050	19,340	22.3230	20,354,371	16,553.9280
Redemptions - Limited Partners	(1,774,050)	(1,441.4770)	-	-	(1,774,050)	(1,441.4770)
Net income (loss)	1,155,226	-	18,936	-	1,174,162	-

Partners’ Capital, March 31, 2019	$36,691,472	28,890.3478	$521,473	580.0420	$37,212,945	29,470.3898

Partners’ Capital, December 31, 2017	$21,985,171	16,183.6278	$278,206	296.6740	$22,263,377	16,480.3018
Redemptions - General Partner	-	-	(50,000)	(50.2550)	(50,000)	(50.2550)
Redemptions - Limited Partners	(810,998)	(592.2910)	-	-	(810,998)	(592.2910)
Net income (loss)	(769,040)	-	(4,464)	-	(773,504)	-

Partners’ Capital, March 31, 2018	$20,405,133	15,591.3368	$223,742	246.4190	$20,628,875	15,837.7558

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Potomac Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 14, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading operations on October 1, 1997. The commodity interests traded directly by the Partnership are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”). The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. All trading decisions for the Partnership are made by Campbell & Company, LP (the “Advisor”).

During the reporting periods ended March 31, 2019 and 2018, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior reporting periods included in this report, the Partnership deposited a portion of its cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

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

As of July 17, 2017, the Advisor commenced trading the Partnership’s assets directly pursuant to the Campbell Managed Futures Portfolio, a proprietary, systematic trading program.

The General Partner is not aware of any material changes to the trading program other than as discussed above during the fiscal quarter ended March 31, 2019.

The Partnership’s trading of futures, forward, swap and option contracts, if applicable, on commodities are done primarily on U.S. and foreign commodity exchanges. The Partnership engages in such trading through commodity brokerage accounts maintained with MS&Co.

The Partnership has entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Partnership pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2019, the results of its operations and the changes in partners’ capital for the three months ended March 31, 2019 and 2018. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2019 and 2018, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investments. The valuation of the Partnership’s investments, including the classification within the fair value hierarchy of the investments held by the Partnership, are described in Note 5, “Fair Value Measurements.”

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests for the Partnership are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. The Partnership’s investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses for the Partnership are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s Statements of Income and Expenses.

The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s Statements of Income and Expenses.

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2019 and December 31, 2018, the amount of cash held for margin requirements was $8,029,250 and $3,230,953, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $8,464 (cost of $9,933) at March 31, 2019 and $380,451 (cost of $379,908) at December 31, 2018.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
	Class A	Class Z	Class A
Per Redeemable Unit Performance (for a unit oustanding throughout the period): *
Net realized and unrealized gains (losses)	$50.79	$35.92	$(36.13)
Net investment loss	(10.83)	(3.27)	(13.60)

Increase (decrease) for the period	39.96	32.65	(49.73)
Net asset value per Redeemable Unit, beginning of period	1,230.07	866.38	1,358.48

Net asset value per Redeemable Unit, end of period	$1,270.03	$899.03	$1,308.75

	Three Months Ended March 31,
	2019		2018
	Class A	Class Z	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.6)%	(1.5)%	(4.1)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.0%	3.9%	6.3%
Expenses borne by the General Partner	(0.3)%	(0.3)%	(0.8)%
Incentive fees	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.7%	3.6%	5.5%

Total return:
Total return before incentive fees	3.2%	3.8%	(3.7)%
Incentive fees	-%	-%	-%

Total return after incentive fees	3.2%	3.8%	(3.7)%

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

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership’s results of trading activities are shown on the Statements of Income and Expenses.

The futures brokerage account agreements with MS&Co. give the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor. All clearing fees paid to MS&Co. are directly charged to the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended March 31, 2019 and 2018 were 3,388 and 1,350, respectively. The monthly average number of metals forward contracts traded by the Partnership during the three months ended March 31, 2019 and 2018 were 361 and 129, respectively. The monthly average notional values of currency forward contracts traded by the Partnership during the three months ended March 31, 2019 and 2018 were   $578,070,342 and   $150,199,615, respectively.

The following tables summarize the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2019 and December 31, 2018, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2019	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$1,893,979	$(240,140)	$1,653,839	$-	$-	$1,653,839
Forwards	1,583,468	(1,583,468)	-	-	-	-

Total assets	$3,477,447	$(1,823,608)	$1,653,839	$-	$-	$1,653,839

Liabilities
Futures	$(240,140)	$240,140	$-	$-	$-	$-
Forwards	(1,958,956)	1,583,468	(375,488)	-	375,488	-

Total liabilities	$(2,199,096)	$1,823,608	$(375,488)	$-	$375,488	$-

Net fair value						$1,653,839	*

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized	Statements of Financial Condition		Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$561,881	$(275,263)	$286,618	$-	$-	$286,618
Forwards	1,333,455	(853,932)	479,523	-	-	479,523

Total assets	$1,895,336	$(1,129,195)	$766,141	$-	$-	$766,141

Liabilities
Futures	$(275,263)	$275,263	$-	$-	$-	$-
Forwards	(853,932)	853,932	-	-	-	-

Total liabilities	$(1,129,195)	$1,129,195	$-	$-	$-	$-

Net fair value						$766,141	*

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of March 31, 2019 and December 31, 2018, respectively.

Assets	March 31, 2019
Futures Contracts
Energy	$19,234
Grains	483,962
Indices	184,983
Interest Rates U.S.	246,490
Interest Rates Non-U.S.	883,704
Metals	37,100
Softs	38,506
Total unrealized appreciation on open futures contracts	1,893,979
Liabilities
Futures Contracts
Energy	(11,710)
Grains	(1,865)
Indices	(31,877)
Interest Rates U.S.	(18,728)
Interest Rates Non-U.S.	(88,931)
Livestock	(10,450)
Metals	(45,635)
Softs	(30,944)
Total unrealized depreciation on open futures contracts	(240,140)
Net unrealized appreciation on open futures contracts	$1,653,839	*

Assets
Forward Contracts
Currencies	$1,242,878
Metals	340,590
Total unrealized appreciation on open forward contracts	1,583,468
Liabilities
Forward Contracts
Currencies	(1,587,852)
Metals	(371,104)
Total unrealized depreciation on open forward contracts	(1,958,956)
Net unrealized depreciation on open forward contracts	$(375,488)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2018
Futures Contracts
Energy	$63,201
Grains	67,071
Indices	67,303
Interest Rates U.S.	40,484
Interest Rates Non-U.S.	191,985
Livestock	30
Metals	23,908
Softs	107,899
Total unrealized appreciation on open futures contracts	561,881
Liabilities
Futures Contracts
Energy	(83,350)
Grains	(930)
Indices	(67,877)
Interest Rates U.S.	(112,616)
Interest Rates Non-U.S.	(8,061)
Livestock	(1,043)
Metals	(400)
Softs	(986)
Total unrealized depreciation on open futures contracts	(275,263)
Net unrealized appreciation on open futures contracts	$286,618	*

Assets
Forward Contracts
Currencies	$1,162,260
Metals	171,195
Total unrealized appreciation on open forward contracts	1,333,455
Liabilities
Forward Contracts
Currencies	(727,182)
Metals	(126,750)
Total unrealized depreciation on open forward contracts	(853,932)
Net unrealized appreciation on open forward contracts	$479,523	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
Sector	2019		2018
Currencies	$(415,202)		$176,130
Energy	(487,897)		102,833
Grains	374,606		(388,895)
Indices	798,253		(996,192)
Interest Rates U.S.	428,301		277,682
Interest Rates Non-U.S.	1,286,284		86,932
Livestock	(47,483)		37,617
Metals	(230,465)		(37,232)
Softs	(207,412)		185,629

Total	$1,498,985	*	$(555,496)	*

*	This amount is in “Total trading results” in the Partnership’s Statements of Income and Expenses.

5.	Fair Value Measurements:

Partnership’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership considers prices for commodity futures, exchange-traded swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended March 31, 2019 and as of December 31, 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,893,979	$1,893,979	$-	$-
Forwards	1,583,468	-	1,583,468	-

Total assets	$3,477,447	$1,893,979	$1,583,468	$-

Liabilities
Futures	$240,140	$240,140	$-	$-
Forwards	1,958,956	-	1,958,956	-

Total liabilities	$2,199,096	$240,140	$1,958,956	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$561,881	$561,881	$-	$-
Forwards	1,333,455	-	1,333,455	-
Total assets	$1,895,336	$561,881	$1,333,455	$-
Liabilities
Futures	$275,263	$275,263	$-	$-
Forwards	853,932	-	853,932	-

Total liabilities	$1,129,195	$275,263	$853,932	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 46.7% to 62.3% of the Partnership’s contracts are traded OTC.

Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership, each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded by the Partnership as unrealized gains or losses. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s Statements of Income and Expenses.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily by the Partnership, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Partnership’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded by the Partnership as unrealized gains or losses. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s Statements of Income and Expenses.

Market risk is the potential for changes in the value of the financial instruments that are traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. The Partnership’s market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are or were traded. The Partnership is exposed to market risk equal to the value of the futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The risk of loss in the event of a counterparty default for the Partnership is typically limited to the amounts recognized in the Statements of Financial Condition and is not, for the Partnership, represented by the contract or notional amounts of the instruments. The risk of loss for the Partnership is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments for the Partnership is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to mitigate the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

In the ordinary course of business, the Partnership enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership. The Partnership considers the risk of any future obligation relating to these indemnifications to be remote.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner and (iii) interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2019.

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

For the three months ended March 31, 2019, the Partnership’s capital increased 116.5% from $17,188,757 to $37,212,945. This increase was attributable to net income of $1,174,162, subscriptions of 16,531.6050 Class A Redeemable Units totaling $20,335,031, 311.3000 Class Z General Partner Redeemable Units totaling $269,705 and 22.3230 Class Z Limited Partner Redeemable Units totaling $19,340, which were partially offset by the redemptions of 1,441.4770 Class A Redeemable Units totaling $1,774,050. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2019, the net asset value per Class A Redeemable Unit increased 3.2% from $1,230.07 to $1,270.03, as compared to a decrease of 3.7% in the first quarter of 2018. During the Partnership’s first quarter of 2019, the net asset value per Class Z Redeemable Unit increased 3.8% from $866.38 to $899.03, as compared to a decrease of 3.2% in the first quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2019 of $1,498,985. Gains were primarily attributable to the Partnership’s trading of commodity futures in grains, indices and U.S. & non-U.S. interest rates and were partially offset by losses in currencies, energy, livestock, metals and softs. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2018 of $555,496. Losses were primarily attributable to the Partnership’s trading of commodity futures in grains, indices and metals and were partially offset by gains in currencies, energy, U.S. and non-U.S. interest rates, livestock and softs.

During the first quarter, the most notable gains were recorded during January and March from long positions in global interest rate futures as prices increased following weak economic data and dovish monetary policy. In global stock indices, gains were achieved throughout the quarter from long positions in Asian, European, and North American equity index futures positions as prices benefited from dovish central bank actions and optimism surrounding U.S.-China trade negotiations. Gains were also experienced in the agricultural sector during February and March from short positions in corn futures as prices trended lower amid a bearish outlook in demand and production. The Partnership’s overall trading gains for the quarter were partially offset by trading losses in the energy complex primarily during January from short crude oil futures positions as sanctions on Venezuelan oil exports and OPEC’s announcement of new production cuts pushed prices higher. Additionally, losses were experienced within the energies during March from futures positioning in gasoil. During January, losses were recorded within the currency sector from short positions in the Australian and Canadian dollar versus the U.S. dollar as the prolonged partial shutdown of the U.S. Federal government pulled the U.S. dollar lower. During March, losses were again recorded from positions in the Canadian dollar versus the U.S. dollar as the relative value of the Canadian currency fell after the Bank of Canada signaled a more dovish monetary policy. Within in the metals complex, losses were incurred throughout the quarter from futures positions in industrial metals futures as prices fluctuated amid speculation of global growth and U.S.-China trade negotiations.

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

Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. During the reporting period, any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned directly for the three months ended March 31, 2019 increased by $113,914 as compared to the corresponding period in 2018. The increase in interest income is primarily due to higher interest rates during the three months ended March 31, 2019 as compared to the corresponding period in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership, and (3) interest rates over which the Partnership and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2019 increased by $76,496 as compared to the corresponding period in 2018. The increase in ongoing selling agent fees is due to an increase in average net assets attributable to Class A Redeemable Units during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three months ended March 31, 2019 increased by $58,082 as compared to the corresponding period in 2018. The increase in management fees is due to an increase in average net assets per Class during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other factors, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2019 increased by $29,407 as compared to the corresponding period in 2018. The increase in General Partner fees is due to a increase in average net assets per Class during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2019 and 2018. The Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category for the Partnership as of March 31, 2019 and December 31, 2018, and the highest, lowest and average value at any point during the three months ended March 31, 2019 and during the twelve months ended December 31, 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of March 31, 2019, the Partnership’s total capitalization was $37,212,945. The Partnership’s Value at Risk as of March 31, 2019 was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$4,121,964	11.08%	$5,826,182	$1,489,334	$4,529,880
Energy	217,946	0.59	372,840	47,104	203,397
Grains	459,987	1.24	459,987	181,721	338,016
Indices	1,435,834	3.86	1,435,834	380,758	987,484
Interest Rates U.S.	116,367	0.31	446,141	116,367	234,952
Interest Rates Non-U.S.	870,631	2.34	1,530,150	530,523	1,058,293
Livestock	7,150	0.02	40,262	6,050	27,041
Metals	495,635	1.33	541,834	190,036	377,865
Softs	185,962	0.50	328,739	142,901	230,826

Total	$7,911,476	21.27%

*	Average of daily Values at Risk.

As of December 31, 2018, the Partnership’s total capitalization was $17,188,757. The Partnership’s Value at Risk as of December 31, 2018 was as follows:

			Twelve Months Ended December 31, 2018
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under

Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $36 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $36 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and sought, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleged causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2019, there were 16,531.6050 additional subscriptions of Class A Redeemable Units totaling $20,335,031 and a subscription of 22.3230 Class Z Redeemable Units totaling $19,340. Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	602.8460	$1,203.55	N/A	N/A
February 1, 2019 - February 28, 2019	313.4120	$1,217.09	N/A	N/A
March 1, 2019 - March 31, 2019	525.2190	$1,270.03	N/A	N/A
	1,441.4770	$1,230.72

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

Date: May 9, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 9, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.