Form 10-Q
period 2019-06-30
POTOMAC FUTURES FUND LP
filed 2019-08-08
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes         No X

As of July 31, 2019, 26,809.6648 Limited Partnership Class A Redeemable Units were outstanding and 22.3230 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Potomac Futures Fund L.P.

Statements of Financial Condition

	June 30, 2019 (Unaudited)	December 31, 2018
Assets:
Equity in trading account:
Unrestricted cash	$27,338,789	$13,460,371
Restricted cash	10,055,607	3,230,953
Net unrealized appreciation on open futures contracts	1,376,254	286,618
Net unrealized appreciation on open forward contracts	-	479,523

Total equity in trading account	38,770,650	17,457,465

Receivable from General Partner	-	15,849
Interest receivable	60,220	26,847

Total assets	$38,830,870	$17,500,161

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$496,304	$-
Accrued expenses:
Ongoing selling agent fees	63,153	28,781
Management fees	47,634	21,661
General Partner fees	28,580	14,441
Professional fees	164,149	142,206
Redemptions payable to General Partner	25,000
Redemptions payable to Limited Partners	562,112	104,315

Total liabilities	1,386,932	311,404

Partners’ Capital:
General Partner, Class Z, 412.4990 and 246.4190 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	393,844	213,492
Limited Partners, Class Z, 22.3230 and 0.0000 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	21,313	-
Limited Partners, Class A, 27,591.8508 and 13,800.2198 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	37,028,781	16,975,265

Total partners’ capital (net asset value)	37,443,938	17,188,757

Total liabilities and partners’ capital	$38,830,870	$17,500,161

Net asset value per Redeemable Unit:
Class A	$1,342.02	$1,230.07

Class Z	$954.78	$866.38

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

June 30, 2019

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	18	$113,169	0.30%
Grains	68	(76,563)	(0.20)
Indices	299	303,949	0.81
Interest Rates U.S.	457	492,935	1.32
Interest Rates Non-U.S.	2,036	671,947	1.79
Metals	2	28,310	0.08
Softs	7	240	0.00 *

Total futures contracts purchased		1,533,987	4.10

Futures Contracts Sold
Energy	51	(25,215)	(0.07)
Grains	137	(58,210)	(0.15)
Indices	109	(10,112)	(0.03)
Interest Rates U.S.	88	(86,421)	(0.23)
Interest Rates Non-U.S.	243	36,989	0.10
Livestock	25	49,418	0.13
Metals	25	(17,090)	(0.04)
Softs	116	(47,092)	(0.13)

Total futures contracts sold		(157,733)	(0.42)

Net unrealized appreciation on open futures contracts		$1,376,254	3.68%

Unrealized Appreciation on Open Forward Contracts
Currencies	$179,115,854	$1,747,486	4.67%
Metals	143	184,095	0.49

Total unrealized appreciation on open forward contracts		1,931,581	5.16

Unrealized Depreciation on Open Forward Contracts
Currencies	$176,251,345	(2,071,995)	(5.53)
Metals	192	(355,890)	(0.95)

Total unrealized depreciation on open forward contracts		(2,427,885)	(6.48)

Net unrealized depreciation on open forward contracts		$(496,304)	(1.32)%

*	Due to rounding.

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

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$199,091	$78,231	$386,595	$151,821

Total investment income	199,091	78,231	386,595	151,821

Expenses:
Clearing fees related to direct investments	62,461	19,207	120,400	38,914
Ongoing selling agent fees	187,536	99,090	372,363	207,421
Management fees	141,546	74,551	281,275	156,198
General Partner fees	84,927	49,700	168,765	104,131
Professional fees	64,489	69,800	141,325	140,990

Total expenses	540,959	312,348	1,084,128	647,654
Expenses borne by the General Partner	(20,314)	(44,789)	(51,156)	(88,497)

Net expenses	520,645	267,559	1,032,972	559,157

Net investment loss	(321,554)	(189,328)	(646,377)	(407,336)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,781,868	(660,089)	3,770,655	(980,959)
Net change in unrealized gains (losses) on open contracts	(396,837)	337,847	113,361	103,221

Total trading results	2,385,031	(322,242)	3,884,016	(877,738)

Net income (loss)	$2,063,477	$(511,570)	$3,237,639	$(1,285,074)

Net income (loss) per Redeemable Unit *:
Class A	$71.99	$(32.02)	$111.95	$(81.75)

Class Z	$55.75	$(17.74)	$88.40	$(47.52)

Weighted average Redeemable Units outstanding:
Class A	28,451.4631	15,393.8848	29,138.4600	15,665.6085

Class Z	500.6847	246.4190	540.3633	254.7948

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$21,985,171	16,183.6278	$278,206	296.6740	$22,263,377	16,480.3018
Subscriptions - Limited Partners	50,000	38.2040	-	-	50,000	38.2040
Redemptions - General Partner	-	-	(50,000)	(50.2550)	(50,000)	(50.2550)
Redemptions - Limited Partners	(1,711,403)	(1,302.8520)	-	-	(1,711,403)	(1,302.8520)
Net income (loss)	(1,276,238)	-	(8,836)	-	(1,285,074)	-

Partners’ Capital, June 30, 2018	$19,047,530	14,918.9798	$219,370	246.4190	$19,266,900	15,165.3988

Partners’ Capital, March 31, 2018	$20,405,133	15,591.3368	$223,742	246.4190	$20,628,875	15,837.7558
Subscriptions - Limited Partners	50,000	38.2040	-	-	50,000	38.2040
Redemptions - Limited Partners	(900,405)	(710.5610)	-	-	(900,405)	(710.5610)
Net income (loss)	(507,198)	-	(4,372)	-	(511,570)	-

Partners’ Capital, June 30, 2018	$19,047,530	14,918.9798	$219,370	246.4190	$19,266,900	15,165.3988

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$16,975,265	13,800.2198	$213,492	246.4190	$17,188,757	14,046.6388
Subscriptions - General Partner	-	-	269,705	311.3000	269,705	311.3000
Subscriptions - Limited Partners	20,370,031	16,558.7600	19,340	22.3230	20,389,371	16,581.0830
Redemptions - General Partner	-	-	(135,005)	(145.2200)	(135,005)	(145.2200)
Redemptions - Limited Partners	(3,506,529)	(2,767.1290)	-	-	(3,506,529)	(2,767.1290)
Net income (loss)	3,190,014	-	47,625	-	3,237,639	-

Partners’ Capital, June 30, 2019	$37,028,781	27,591.8508	$415,157	434.8220	$37,443,938	28,026.6728

Partners’ Capital, March 31, 2019	$36,691,472	28,890.3478	$521,473	580.0420	$37,212,945	29,470.3898
Subscriptions - Limited Partners	35,000	27.1550	-	-	35,000	27.1550
Redemptions - General Partner	-	-	(135,005)	(145.2200)	(135,005)	(145.2200)
Redemptions - Limited Partners	(1,732,479)	(1,325.6520)	-	-	(1,732,479)	(1,325.6520)
Net income (loss)	2,034,788	-	28,689	-	2,063,477	-

Partners’ Capital, June 30, 2019	$37,028,781	27,591.8508	$415,157	434.8220	$37,443,938	28,026.6728

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

During the reporting periods ended June 30, 2019 and 2018, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior reporting periods included in this report, the Partnership deposited a portion of its cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program other than as discussed above during the fiscal quarter ended June 30, 2019.

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

Effective January 1, 2019, the General Partner fee was reduced to 1/12 of 0.90% (0.90% per year) of month-end adjusted Net Assets per Class.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2019, the results of its operations and the changes in partners’ capital for the three and six months ended June 30, 2019 and 2018. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2019 and 2018, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $10,055,607 and $3,230,953, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,144,892 (cost of $1,144,797) at June 30, 2019 and $380,451 (cost of $379,908) at December 31, 2018.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019		2018	2019		2018
	Class A	Class Z	Class A	Class A	Class Z	Class A
Per Redeemable Unit Performance (for a unit oustanding throughout the period): *
Net realized and unrealized gains (losses)	$83.23	$59.03	$(19.79)	$134.01	$94.95	$(55.89)
Net investment loss	(11.24)	(3.28)	(12.23)	(22.06)	(6.55)	(25.86)

Increase (decrease) for the period	71.99	55.75	(32.02)	111.95	88.40	(81.75)
Net asset value per Redeemable Unit, beginning of period	1,270.03	899.03	1,308.75	1,230.07	866.38	1,358.48

Net asset value per Redeemable Unit, end of period	$1,342.02	$954.78	$1,276.73	$1,342.02	$954.78	$1,276.73

	Three Months Ended June 30,			Six Months Ended June 30,
	2019		2018	2019		2018
	Class A	Class Z	Class A	Class A	Class Z	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.5)%	(1.4)%	(3.9)%	(3.6)%	(1.5)%	(4.0)%

Operating expenses before expenses borne by the General
Partner and incentive fees	5.9%	3.8%	6.3%	5.9%	3.8%	6.3%
Expenses borne by the General Partner	(0.2)%	(0.2)%	(0.9)%	(0.3)%	(0.3)%	(0.9)%
Incentive fees	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General
Partner and incentive fees	5.7%	3.6%	5.4%	5.6%	3.5%	5.4%

Total return:
Total return before incentive fees	5.7%	6.2%	(2.4)%	9.1%	10.2%	(6.0)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	5.7%	6.2%	(2.4)%	9.1%	10.2%	(6.0)%

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended June 30, 2019 and 2018 were 3,643 and 1,346, respectively. The monthly average number of futures contracts traded by the Partnership during the six months ended June 30, 2019 and 2018 were 3,516 and 1,348, respectively. The monthly average number of metals forward contracts traded by the Partnership during the three months ended June 30, 2019 and 2018 were 495 and 182, respectively. The monthly average number of metals forward contracts traded by the Partnership during the six months ended June 30, 2019 and 2018 were 428 and 156, respectively. The monthly average notional values of currency forward contracts traded by the Partnership during the three months ended June 30, 2019 and 2018 were $760,666,346 and $173,399,278, respectively. The monthly average notional values of currency forward contracts traded by the Partnership during the six months ended June 30, 2019 and 2018 were $669,368,344 and $161,799,446, respectively.

The following tables summarize the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2019 and December 31, 2018, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2019	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$1,778,772	$(402,518)	$1,376,254	$-	$-	$1,376,254
Forwards	1,931,581	(1,931,581)	-	-	-	-

Total assets	$3,710,353	$(2,334,099)	$1,376,254	$-	$-	$1,376,254

Liabilities
Futures	$(402,518)	$402,518	$-	$-	$-	$-
Forwards	(2,427,885)	1,931,581	(496,304)	-	496,304	-

Total liabilities	$(2,830,403)	$2,334,099	$(496,304)	$-	$496,304	$-

Net fair value						$1,376,254	*

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$561,881	$(275,263)	$286,618	$-	$-	$286,618
Forwards	1,333,455	(853,932)	479,523	-	-	479,523

Total assets	$1,895,336	$(1,129,195)	$766,141	$-	$-	$766,141

Liabilities
Futures	$(275,263)	$275,263	$-	$-	$-	$-
Forwards	(853,932)	853,932	-	-	-	-

Total liabilities	$(1,129,195)	$1,129,195	$-	$-	$-	$-

Net fair value						$766,141	*

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
Assets
Futures Contracts
Energy	$120,653
Grains	19,563
Indices	320,714
Interest Rates U.S.	495,505
Interest Rates Non-U.S.	736,338
Livestock	49,418
Metals	31,345
Softs	5,236

Total unrealized appreciation on open futures contracts	1,778,772

Liabilities
Futures Contracts
Energy	(32,699)
Grains	(154,336)
Indices	(26,877)
Interest Rates U.S.	(88,991)
Interest Rates Non-U.S.	(27,402)
Metals	(20,125)
Softs	(52,088)

Total unrealized depreciation on open futures contracts	(402,518)

Net unrealized appreciation on open futures contracts	$1,376,254	*

Assets
Forward Contracts
Currencies	$1,747,486
Metals	184,095

Total unrealized appreciation on open forward contracts	1,931,581

Liabilities
Forward Contracts
Currencies	(2,071,995)
Metals	(355,890)

Total unrealized depreciation on open forward contracts	(2,427,885)

Net unrealized depreciation on open forward contracts	$(496,304)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2018
Assets
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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2019		2018		2019		2018
Currencies	$(356,252)		$(125,428)		$(771,454)		$50,702
Energy	40,156		445,777		(447,741)		548,610
Grains	(796,003)		75,268		(421,397)		(313,627)
Indices	1,126,739		(64,159)		1,924,992		(1,060,351)
Interest Rates U.S.	493,918		92,543		922,219		370,225
Interest Rates Non-U.S.	1,997,620		(88,965)		3,283,904		(2,033)
Livestock	158,235		(121,710)		110,752		(84,093)
Metals	(341,991)		(421,851)		(572,456)		(459,083)
Softs	62,609		(113,717)		(144,803)		71,912

Total	$2,385,031	*	$(322,242)	*	$3,884,016	*	(877,738)	*

*	This amount is in “Total trading results” in the Partnership’s Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, exchange-traded swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended June 30, 2019 and as of December 31, 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,778,772	$1,778,772	$-	$-
Forwards	1,931,581	-	1,931,581	-

Total assets	$3,710,353	$1,778,772	$1,931,581	$-

Liabilities
Futures	$402,518	$402,518	$-	$-
Forwards	2,427,885	-	2,427,885	-

Total liabilities	$2,830,403	$402,518	$2,427,885	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$561,881	$561,881	$-	$-
Forwards	1,333,455	-	1,333,455	-

Total assets	$1,895,336	$561,881	$1,333,455	$-

Liabilities
Futures	$275,263	$275,263	$-	$-
Forwards	853,932	-	853,932	-

Total liabilities	$1,129,195	$275,263	$853,932	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 50.0% to 64.4% of the Partnership’s contracts are traded OTC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner and (iii) interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2019.

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

For the six months ended June 30, 2019, the Partnership’s capital increased 117.8% from $17,188,757 to $37,443,938. This increase was attributable to net income of $3,237,639, subscriptions of 16,558.7600 Class A Redeemable Units totaling $20,370,031, 311.3000 Class Z General Partner Redeemable Units totaling $269,705 and 22.3230 Class Z Limited Partner Redeemable Units totaling $19,340, which were partially offset by the redemptions of 2,767.1290 Class A Redeemable Units totaling $3,506,529 and 145.2200 Class Z General Partner Redeemable Units totaling $135,005. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2019, the net asset value per Class A Redeemable Unit increased 5.7% from $1,270.03 to $1,342.02, as compared to a decrease of 2.4% in the second quarter of 2018. During the Partnership’s second quarter of 2019, the net asset value per Class Z Redeemable Unit increased 6.2% from $899.03 to $954.78, as compared to a decrease of 2.0% in the second quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2019 of $2,385,031. Gains were primarily attributable to the Partnership’s trading of commodity futures in energy, indices, U.S. & non-U.S. interest rates, livestock and softs and were partially offset by losses in currencies, grains and metals. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $322,242. Losses were primarily attributable to the Partnership’s trading of commodity futures in currencies, indices, non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy, grains and U.S. interest rates.

During the second quarter, the most notable gains were recorded during May and June from long positions in non-U.S. and U.S. fixed income futures as prices rose amid safe-haven demand and increased speculation that the U.S. Federal Reserve will cut interest rates. Within the global stock indices, gains were recorded during April and June from long European, U.S., and Asian equity index futures positions as prices increased on signs that major central banks are prepared to provide new stimulus to slowing economies. Gains were also recorded within the energy complex during April and June from long positions in gasoline futures as prices rose after a massive fire shutdown one of the East Coast’s largest refineries and reduced supplies. Additional gains were experienced during the second quarter from short futures positions in natural gas. The Partnership’s overall trading gains for the quarter were partially offset by trading losses in the agricultural complex during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Within the currency markets, losses were incurred during June from short positions in the Norwegian krone versus the U.S. dollar as the relative value of Norwegian currency appreciated after the country’s central bank increased interest rates. Further losses in the currencies were experienced during April from positions in the British pound and Canadian dollar. Smaller losses were incurred in the metals from short futures positions in industrial metals.

During the Partnership’s six months ended June 30, 2019, the net asset value per Class A Redeemable Unit increased 9.1% from $1,230.07 to $1,342.02, as compared to a decrease of 6.0% in the six months ended June 30, 2018. During the Partnership’s six months ended June 30, 2019, the net asset value per Class Z Redeemable Unit increased 10.2% from $866.38 to $954.78, as compared to a decrease of 5.1% in the six months ended June 30, 2018. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2019 of $3,884,016. Gains were primarily attributable to the Partnership’s trading of commodity futures in indices, U.S. & non-U.S. interest rates and livestock and were partially offset by losses in currencies, energy, grains, metals and softs. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2018 of $877,738. Losses were primarily attributable to the Partnership’s trading of commodity futures in grains, indices, non-U.S. interest rates, livestock and metals and were partially offset by gains in currencies, energy, U.S. interest rates and softs.

During the first six months of the year, the most significant gains were achieve within the global interest rates during January, March, May, and June from long positions in non-U.S. and U.S. fixed income futures as prices rose as economic concerns push central banks to looser monetary policy globally. Within the global stock index markets, gains were primarily recorded during January through April, as well as in June, from long positions in U.S., European, and Asian equity index futures as positive consumer sentiment and the promise of dovish monetary policy pushed stock prices higher. A portion of the Partnership’s gains for the first six months of the year was offset by trading losses within the currency sector during January from short positions in the Australian and Canadian dollars versus the U.S. dollar as the prolonged partial shutdown of the U.S. Federal government pulled the U.S. dollar lower. Additional losses were incurred in currencies during June from short positions in the Norwegian krone versus the U.S. dollar as the relative value of Norwegian currency appreciated after the country’s central bank increased interest rates. Further losses in this sector were experienced during March and April from positions in the British pound and Canadian dollar. Within in the metals complex, losses were incurred throughout the first half of the year from futures positions in industrial metals as prices fluctuated amid speculation of global growth and U.S.-China trade negotiations. Within the agricultural complex, losses were incurred from short positions in sugar, coffee, and wheat futures as a weaker U.S. dollar and tightening global commodity supplies buoyed prices. Additional losses were incurred in the agriculturals during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Losses in the energy complex were recorded during January from short crude oil futures positions as sanctions on Venezuelan oil exports and OPEC’s announcement of new production cuts pushed prices higher. Additionally, losses were experienced within the energies during March and May from futures positioning in crude oil and oil distillates.

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

Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. During the reporting period, any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned directly for the three and six months ended June 30, 2019 increased by $120,860 and $234,774, respectively, as compared to the corresponding periods in 2018. The increase in interest income is primarily due to higher interest rates during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership, and (3) interest rates over which the Partnership and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2019 increased by $88,446 and $164,942, respectively, as compared to the corresponding periods in 2018. The increase in ongoing selling agent fees is due to an increase in average net assets attributable to Class A Redeemable Units during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three and six months ended June 30, 2019 increased by $66,995 and $125,077, respectively, as compared to the corresponding periods in 2018. The increase in management fees is due to an increase in average net assets per Class during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other factors, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2019 increased by $35,227 and $64,634, respectively, as compared to the corresponding periods in 2018. The increase in General Partner fees is due to an increase in average net assets per Class during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2019 and 2018. The Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category for the Partnership as of June 30, 2019 and December 31, 2018, and the highest, lowest and average value at any point during the three months ended June 30, 2019 and during the twelve months ended December 31, 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of June 30, 2019, the Partnership’s total capitalization was $37,443,938. The Partnership’s Value at Risk as of June 30, 2019 was as follows:

		June 30, 2019

			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$5,663,826	15.13%	$6,951,962	$4,347,531	$5,606,518
Energy	153,284	0.41	473,844	53,698	192,488
Grains	165,582	0.44	508,024	158,797	363,117
Indices	1,831,837	4.89	1,891,703	1,360,437	1,620,735
Interest Rates U.S.	153,036	0.41	417,041	127,582	213,410
Interest Rates Non-U.S.	1,214,249	3.24	1,353,498	898,421	1,082,820
Livestock	51,590	0.14	85,690	3,850	49,368
Metals	414,551	1.11	625,305	364,955	497,232
Softs	236,696	0.63	280,854	96,281	211,750

Total	$9,884,651	26.40%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Corporation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co,’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint.

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raised claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $634 million. The complaint alleged causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2019, there were 27.1550 additional subscriptions of Class A Redeemable Units totaling $35,000. Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	448.5210	$1,303.31	N/A	N/A
May 1, 2019 - May 31, 2019	458.2760	$1,278.28	N/A	N/A
June 1, 2019 - June 30, 2019	418.8550	$1,342.02	N/A	N/A
	1,325.6520	$1,306.89

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

Date: August 8, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 8, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.