Form 10-Q
period 2019-09-30
POTOMAC FUTURES FUND LP
filed 2019-11-07
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes X     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes          No X

As of October 31, 2019, 26,173.5968 Limited Partnership Class A Redeemable Units were outstanding and 22.3230 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Potomac Futures Fund L.P.

Statements of Financial Condition

	September 30, 2019 (Unaudited)	December 31, 2018
Assets:
Equity in trading account:
Unrestricted cash	$28,760,889	$13,460,371
Restricted cash	9,851,055	3,230,953
Net unrealized appreciation on open futures contracts	-	286,618
Net unrealized appreciation on open forward contracts	334,452	479,523

Total equity in trading account	38,946,396	17,457,465

Receivable from General Partner	-	15,849
Interest receivable	55,517	26,847

Total assets	$39,001,913	$17,500,161

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$39,076	$-
Accrued expenses:
Ongoing selling agent fees	64,189	28,781
Management fees	48,273	21,661
General Partner fees	28,964	14,441
Professional fees	280,162	142,206
Redemptions payable to Limited Partners	304,078	104,315

Total liabilities	764,742	311,404

Partners’ Capital:
General Partner, Class Z, 412.4990 and 246.4190 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	422,429	213,492
Limited Partners, Class Z, 22.3230 and 0.0000 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	22,860	-
Limited Partners, Class A, 26,387.5128 and 13,800.2198 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	37,791,882	16,975,265

Total partners’ capital (net asset value)	38,237,171	17,188,757

Total liabilities and partners’ capital	$39,001,913	$17,500,161

Net asset value per Redeemable Unit:
Class A	$1,432.19	$1,230.07

Class Z	$1,024.07	$866.38

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

September 30, 2019

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	15	$(27,320)	(0.07)%
Grains	39	519	0.00 *
Indices	364	161,355	0.43
Interest Rates U.S.	212	(105,693)	(0.27)
Interest Rates Non-U.S.	1,312	(9,870)	(0.03)
Livestock	20	70,490	0.18
Metals	31	(11,603)	(0.03)
Softs	36	(6,058)	(0.02)

Total futures contracts purchased		71,820	0.19

Futures Contracts Sold
Energy	72	$148,184	0.38
Grains	134	(34,058)	(0.09)
Indices	48	(20,533)	(0.05)
Interest Rates U.S.	73	(11,499)	(0.03)
Interest Rates Non-U.S.	276	(105,083)	(0.27)
Livestock	9	(42,750)	(0.11)
Softs	75	(45,157)	(0.12)

Total futures contracts sold		(110,896)	(0.29)

Net unrealized depreciation on open futures contracts		$(39,076)	(0.10)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$200,667,914	$1,639,658	4.28%
Metals	195	317,029	0.83

Total unrealized appreciation on open forward contracts		1,956,687	5.11

Unrealized Depreciation on Open Forward Contracts
Currencies	$146,947,707	(1,318,988)	(3.45)
Metals	137	(303,247)	(0.79)

Total unrealized depreciation on open forward contracts		(1,622,235)	(4.24)

Net unrealized appreciation on open forward contracts		$334,452	0.87%

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

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$185,970	$79,538	$572,565	$231,359

Total investment income	185,970	79,538	572,565	231,359

Expenses:
Clearing fees related to direct investments	57,075	18,173	177,475	57,087
Ongoing selling agent fees	196,023	93,122	568,386	300,543
Management fees	147,416	70,170	428,691	226,368
General Partner fees	88,449	46,780	257,214	150,911
Professional fees	35,770	69,260	177,095	210,250

Total expenses	524,733	297,505	1,608,861	945,159
Expenses borne by the General Partner	(15,391)	(45,830)	(66,547)	(134,327)

Net expenses	509,342	251,675	1,542,314	810,832

Net investment loss	(323,372)	(172,137)	(969,749)	(579,473)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	3,415,772	138,647	7,186,427	(842,312)
Net change in unrealized gains (losses) on open contracts	(584,693)	(179,909)	(471,332)	(76,688)

Total trading results	2,831,079	(41,262)	6,715,095	(919,000)

Net income (loss)	$2,507,707	$(213,399)	$5,745,346	(1,498,473)

Net income (loss) per Redeemable Unit *:
Class A	$90.17	$(13.80)	$202.12	$(95.55)

Class Z	$69.29	$(5.18)	$157.69	$(52.70)

Weighted average Redeemable Units outstanding:
Class A	27,000.4485	14,683.8965	28,425.7895	15,338.3711

Class Z	434.8220	246.4190	505.1829	252.0029

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$21,985,171	16,183.6278	$278,206	296.6740	$22,263,377	16,480.3018
Subscriptions - Limited Partners	50,000	38.2040	-	-	50,000	38.2040
Redemptions - General Partner	-	-	(50,000)	(50.2550)	(50,000)	(50.2550)
Redemptions - Limited Partners	(2,491,132)	(1,925.1750)	-	-	(2,491,132)	(1,925.1750)
Net income (loss)	(1,488,360)	-	(10,113)	-	(1,498,473)	-

Partners’ Capital, September 30, 2018	$18,055,679	14,296.6568	$218,093	246.4190	$18,273,772	14,543.0758

Partners’ Capital, June 30, 2018	$19,047,530	14,918.9798	$219,370	246.4190	$19,266,900	15,165.3988
Redemptions - Limited Partners	(779,729)	(622.3230)	-	-	(779,729)	(622.3230)
Net income (loss)	(212,122)	-	(1,277)	-	(213,399)	-

Partners’ Capital, September 30, 2018	$18,055,679	14,296.6568	$218,093	246.4190	$18,273,772	14,543.0758

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$16,975,265	13,800.2198	$213,492	246.4190	$17,188,757	14,046.6388
Subscriptions - General Partner	-	-	269,705	311.3000	269,705	311.3000
Subscriptions - Limited Partners	20,370,031	16,558.7600	19,340	22.3230	20,389,371	16,581.0830
Redemptions - General Partner	-	-	(135,005)	(145.2200)	(135,005)	(145.2200)
Redemptions - Limited Partners	(5,221,003)	(3,971.4670)	-	-	(5,221,003)	(3,971.4670)
Net income (loss)	5,667,589	-	77,757	-	5,745,346	-

Partners’ Capital, September 30, 2019	$37,791,882	26,387.5128	$445,289	434.8220	$38,237,171	26,822.3348

Partners’ Capital, June 30, 2019	$37,028,781	27,591.8508	$415,157	434.8220	$37,443,938	28,026.6728
Redemptions - Limited Partners	(1,714,474)	(1,204.3380)	-	-	(1,714,474)	(1,204.3380)
Net income (loss)	2,477,575	-	30,132	-	2,507,707	-

Partners’ Capital, September 30, 2019	$37,791,882	26,387.5128	$445,289	434.8220	$38,237,171	26,822.3348

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

During the reporting periods ended September 30, 2019 and 2018, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior reporting periods included in this report, the Partnership deposited a portion of its cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program other than as discussed above during the fiscal quarter ended September 30, 2019.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2019, the results of its operations and the changes in partners’ capital for the three and nine months ended September 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2019 and 2018, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $9,851,055 and $3,230,953, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $170,530 (cost of $170,554) at September 30, 2019 and $380,451 (cost of $379,908) at December 31, 2018.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019		2018	2019		2018
	Class A	Class Z	Class A	Class A	Class Z	Class A
Per Redeemable Unit Performance (for a unit oustanding throughout the period): *
Net realized and unrealized gains (losses)	$102.09	$72.62	$(2.14)	$236.06	$167.57	$(57.98)
Net investment loss	(11.92)	(3.33)	(11.66)	(33.94)	(9.88)	(37.57)

Increase (decrease) for the period	90.17	69.29	(13.80)	202.12	157.69	(95.55)
Net asset value per Redeemable Unit, beginning of period	1,342.02	954.78	1,276.73	1,230.07	866.38	1,358.48

Net asset value per Redeemable Unit, end of period	$1,432.19	$1,024.07	$1,262.93	$1,432.19	$1,024.07	$1,262.93

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019		2018	2019		2018
	Class A	Class Z	Class A	Class A	Class Z	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.4)%	(1.3)%	(3.7)%	(3.5)	(1.4)%	(3.9)%

Operating expenses before expenses borne by the General
Partner and incentive fees	5.3%	3.2%	6.4%	5.5	3.4%	6.3%
Expenses borne by the General Partner	(0.2)%	(0.2)%	(1.0)%	(0.2)	(0.2)%	(0.9)%
Incentive fees	-%	-%	-%	-	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.1%	3.0%	5.4%	5.3	3.2%	5.4%

Total return:

Total return before incentive fees	6.7%	7.3%	(1.1)%	16.4	18.2%	(7.0)%
Incentive fees	-%	-%	-%	-	-%	-%

Total return after incentive fees	6.7%	7.3%	(1.1)%	16.4	18.2%	(7.0)%

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended September 30, 2019 and 2018 were 2,885 and 1,286, respectively. The monthly average number of futures contracts traded by the Partnership during the nine months ended September 30, 2019 and 2018 were 3,305 and 1,327, respectively. The monthly average number of metals forward contracts traded by the Partnership during the three months ended September 30, 2019 and 2018 were 567 and 145, respectively. The monthly average number of metals forward contracts traded by the Partnership during the nine months ended September 30, 2019 and 2018 were 475 and 152, respectively. The monthly average notional values of currency forward contracts traded by the Partnership during the three months ended September 30, 2019 and 2018 were $642,832,216 and $154,752,785, respectively. The monthly average notional values of currency forward contracts traded by the Partnership during the nine months ended September 30, 2019 and 2018 were $660,522,968 and $159,450,559, respectively.

The following tables summarize the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2019 and December 31, 2018, respectively.

September 30, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged *
Assets
Futures	$852,080	$(852,080)	$-	$-	$-	$-
Forwards	1,956,687	(1,622,235)	334,452	-	-	334,452

Total assets	$2,808,767	$(2,474,315)	$334,452	$-	$-	$334,452

Liabilities
Futures	$(891,156)	$852,080	$(39,076)	$-	$-	$(39,076)
Forwards	(1,622,235)	1,622,235	-	-	-	-

Total liabilities	$(2,513,391)	$2,474,315	$(39,076)	$-	$-	$(39,076)

Net fair value						$295,376	*

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged *
Assets
Futures	$561,881	$(275,263)	$286,618	$-	$-	$286,618
Forwards	1,333,455	(853,932)	479,523	-	-	479,523

Total assets	$1,895,336	$(1,129,195)	$766,141	$-	$-	$766,141

Liabilities
Futures	$(275,263)	$275,263	$-	$-	$-	$-
Forwards	(853,932)	853,932	-	-	-	-

Total liabilities	$(1,129,195)	$1,129,195	$-	$-	$-	$-

Net fair value						$766,141	*

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of September 30, 2019 and December 31, 2018, respectively.

Assets	September 30, 2019
Futures Contracts
Energy	$151,258
Grains	30,658
Indices	228,839
Interest Rates U.S.	13,548
Interest Rates Non-U.S.	279,976
Livestock	70,490
Metals	63,540
Softs	13,771

Total unrealized appreciation on open futures contracts	852,080

Liabilities
Futures Contracts
Energy	(30,394)
Grains	(64,197)
Indices	(88,017)
Interest Rates U.S.	(130,740)
Interest Rates Non-U.S.	(394,929)
Livestock	(42,750)
Metals	(75,143)
Softs	(64,986)

Total unrealized depreciation on open futures contracts	(891,156)

Net unrealized depreciation on open futures contracts	$(39,076)	*

Assets
Forward Contracts
Currencies	$1,639,658
Metals	317,029

Total unrealized appreciation on open forward contracts	1,956,687

Liabilities
Forward Contracts
Currencies	(1,318,988)
Metals	(303,247)

Total unrealized depreciation on open forward contracts	(1,622,235)

Net unrealized appreciation on open forward contracts	$334,452	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2018
Futures Contracts
Energy	$63,201
Grains	67,071
Indices	67,303
Interest Rates U.S.	40,484
Interest Rates Non-U.S.	191,985
Livestock	30
Metals	23,908
Softs	107,899
Total unrealized appreciation on open futures contracts	561,881
Liabilities
Futures Contracts
Energy	(83,350)
Grains	(930)
Indices	(67,877)
Interest Rates U.S.	(112,616)
Interest Rates Non-U.S.	(8,061)
Livestock	(1,043)
Metals	(400)
Softs	(986)
Total unrealized depreciation on open futures contracts	(275,263)
Net unrealized appreciation on open futures contracts	$286,618	*

Assets
Forward Contracts
Currencies	$1,162,260
Metals	171,195
Total unrealized appreciation on open forward contracts	1,333,455
Liabilities
Forward Contracts
Currencies	(727,182)
Metals	(126,750)
Total unrealized depreciation on open forward contracts	(853,932)
Net unrealized appreciation on open forward contracts	$479,523	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2019		2018		2019		2018
Currencies	$571,646		$108,024		$(199,808)		$158,726
Energy	(359,241)		(51,507)		(806,982)		497,103
Grains	275,381		(78,802)		(146,016)		(392,429)
Indices	574,526		151,656		2,499,518		(908,695)
Interest Rates U.S.	(103,624)		88,921		818,595		459,146
Interest Rates Non-U.S.	1,658,146		(286,967)		4,942,050		(289,000)
Livestock	40,638		(46,175)		151,390		(130,268)
Metals	62,463		(64,712)		(509,993)		(523,795)
Softs	111,144		138,300		(33,659)		210,212

Total	$2,831,079	*	$(41,262)	*	$6,715,095	*	$(919,000)	*

*	This amount is in “Total trading results” in the Partnership’s Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, exchange-traded swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended September 30, 2019 and as of December 31, 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$852,080	$852,080	$-	$-
Forwards	1,956,687	-	1,956,687	-

Total assets	$2,808,767	$852,080	$1,956,687	$-

Liabilities
Futures	$891,156	$891,156	$-	$-
Forwards	1,622,235	-	1,622,235	-

Total liabilities	$2,513,391	$891,156	$1,622,235	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$561,881	$561,881	$-	$-
Forwards	1,333,455	-	1,333,455	-

Total assets	$1,895,336	$561,881	$1,333,455	$-

Liabilities
Futures	$275,263	$275,263	$-	$-
Forwards	853,932	-	853,932	-

Total liabilities	$1,129,195	$275,263	$853,932	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 49.1% to 64.7% of the Partnership’s contracts are traded OTC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner and (iii) interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2019.

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

For the nine months ended September 30, 2019, the Partnership’s capital increased 122.5% from $17,188,757 to $38,237,171. This increase was attributable to net income of $5,745,346, subscriptions of 16,558.7600 Class A Redeemable Units totaling $20,370,031, 311.3000 Class Z General Partner Redeemable Units totaling $269,705 and 22.3230 Class Z Limited Partner Redeemable Units totaling $19,340, which were partially offset by the redemptions of 3,971.4670 Class A Redeemable Units totaling $5,221,003 and 145.2200 Class Z General Partner Redeemable Units totaling $135,005. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2019, the net asset value per Class A Redeemable Unit increased 6.7% from $1,342.02 to $1,432.19, as compared to a decrease of 1.1% in the third quarter of 2018. During the Partnership’s third quarter of 2019, the net asset value per Class Z Redeemable Unit increased 7.3% from $954.78 to $1,024.07, as compared to a decrease of 0.6% in the third quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2019 of $2,831,079. Gains were primarily attributable to the Partnership’s trading of commodity futures in currencies, grains, indices, non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy and U.S. interest rates. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2018 of $41,262. Losses were primarily attributable to the Partnership’s trading of commodity futures in energy, grains, non-U.S. interest rates, livestock and metals and were partially offset by gains in currencies, indices, U.S. interest rates and softs.

The most significant gains were achieved within the global interest rate sector during July and August from long positions in non-U.S. and U.S. fixed income futures as prices benefited from mounting global growth concerns, escalating fears over a “hard” United Kingdom departure from the European Union, and ongoing uncertainty over the US-Chinese trade war. Within the currencies, gains were recorded during July from short positions in the euro, Swedish krona, British pound, and Norwegian krone versus the U.S. dollar as the relative value of dollar appreciated as the U.S. economy outperformed economies of other regions. Within the global stock indices, gains were recorded during July and September from long European, U.S., and Asian equity index futures positions as prices rose after major central banks became increasingly dovish. Further gains during the quarter were experienced within the agricultural sector during July and August from short positions in grains and soft commodity futures as abundant global inventories and favorable regional growing conditions pushed prices lower. Gains were also recorded within the metals complex during August from short industrial metals futures positions as prices decreased amid renewed trade hostilities between the U.S. and China. The Partnership’s overall trading gains for the quarter were partially offset by trading losses in the energy complex from crude oil and oil distillates positions as prices whipsawed amid geopolitical tensions, supportive fundamentals, and concerns for slowing global growth.

During the Partnership’s nine months ended September 30, 2019, the net asset value per Class A Redeemable Unit increased 16.4% from $1,230.07 to $1,432.19, as compared to a decrease of 7.0% in the nine months ended September 30, 2018. During the Partnership’s nine months ended September 30, 2019, the net asset value per Class Z Redeemable Unit increased 18.2% from $866.38 to $1,024.07, as compared to a decrease of 5.6% in the nine months ended September 30, 2018. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2019 of $6,715,095. Gains were primarily attributable to the Partnership’s trading of commodity futures in indices, U.S. & non-U.S. interest rates and livestock and were partially offset by losses in currencies, energy, grains, metals and softs. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2018 of $919,000. Losses were primarily attributable to the Partnership’s trading of commodity futures in grains, indices, non-U.S. interest rates, livestock and metals and were partially offset by gains in currencies, energy, U.S. interest rates and softs.

The most significant gains were achieve within the global interest rates during January, March, and the period of May through August from long positions in non-U.S. and U.S. fixed income futures as prices rose as economic concerns pushed central banks to looser monetary policies globally. Within the global stock index markets, gains were primarily recorded from January through April, as well as during June, July, and September, from long positions in U.S., European, and Asian equity index futures as positive consumer sentiment and dovish monetary policies pushed stock prices higher. A portion of the Partnership’s gains for the first nine months of the year was offset by trading losses within the energy complex recorded during January from short crude oil futures positions as sanctions on Venezuelan oil exports and OPEC’s announcement of new production cuts pushed prices higher. Additionally, losses were experienced within the energies during March, May, and the third quarter from long and short futures positions in crude oil and oil distillates as prices whipsawed amid geopolitical tensions, supportive fundamentals, and concerns for slowing global growth. Within in the metals complex, losses were incurred throughout the majority of the first nine months of the year from futures positions in industrial metals as prices fluctuated amid speculation of global growth and U.S.-China trade negotiations. Losses were experienced in the currency sector during January from short positions in the Australian and Canadian dollars versus the U.S. dollar as the prolonged partial shutdown of the U.S. Federal government pulled the U.S. dollar lower. Additional losses were incurred in currencies during June from short positions in the Norwegian krone versus the U.S. dollar as the relative value of Norwegian currency appreciated after the country’s central bank increased interest rates. Further losses in this sector were experienced during March and April from positions in the British pound and Canadian dollar. Within the agricultural complex, losses were incurred during January from short positions in sugar, coffee, and wheat futures as a weaker U.S. dollar and tightening global commodity supplies buoyed prices. Additional losses were incurred in the agriculturals during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections.

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

Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. During the reporting period, any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned directly for the three and nine months ended September 30, 2019 increased by $106,432 and $341,206, respectively, as compared to the corresponding periods in 2018. The increase in interest income is primarily due to higher interest rates during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership, and (3) interest rates over which the Partnership and MS&Co. have no control.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2019 increased by $38,902 and $120,388, respectively, as compared to the corresponding periods in 2018. The increase in clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2019 increased by $102,901 and $267,843, respectively, as compared to the corresponding periods in 2018. The increase in ongoing selling agent fees is due to an increase in average net assets attributable to Class A Redeemable Units during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2019 increased by $77,246 and $202,323, respectively, as compared to the corresponding periods in 2018. The increase in management fees is due to an increase in average net assets per Class during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other factors, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2019 increased by $41,669 and $106,303, respectively, as compared to the corresponding periods in 2018. The increase in General Partner fees is due to an increase in average net assets per Class during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2019 and 2018. The Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category for the Partnership as of September 30, 2019 and December 31, 2018, and the highest, lowest and average value at any point during the three months ended September 30, 2019 and during the twelve months ended December 31, 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of September 30, 2019, the Partnership’s total capitalization was $38,237,171. The Partnership’s Value at Risk as of September 30, 2019 was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$5,921,449	15.49%	$6,649,446	$3,989,903	$5,450,299
Energy	339,151	0.89	347,589	55,987	160,720
Grains	183,058	0.48	358,199	149,530	250,584
Indices	1,711,285	4.48	1,804,452	1,089,559	1,513,048
Interest Rates U.S.	110,417	0.29	392,683	80,372	178,241
Interest Rates Non-U.S.	785,131	2.05	1,684,556	689,097	1,182,950
Livestock	55,277	0.14	58,520	24,005	44,714
Metals	545,578	1.43	577,207	229,927	379,509
Softs	185,979	0.49	262,222	161,108	223,612

Total	$9,837,325	25.74%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the United States to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating CFTC Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied MS&Co.’s motion to dismiss. The case is set for trial in May 2020.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report of Form 10-Q for the quarters ended March 31 and June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2019, there were no additional subscriptions of Class A Redeemable Units. Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	782.1860	$1,409.05	N/A	N/A
August 1, 2019 - August 31, 2019	209.8350	$1,469.04	N/A	N/A
September 1, 2019 - September 30, 2019	212.3170	$1,432.19	N/A	N/A
	1,204.3380	$1,423.58

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

Date: November 7, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 7, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.