Form 10-K
period 2019-12-31
POTOMAC FUTURES FUND LP
filed 2020-03-26
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $37,028,781 of Class A and $21,313 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2020, 25,299.7998 Limited Partnership Class A Redeemable Units were outstanding and 22.3230 Limited Partnership Class Z Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2019, 2018 and 2017 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. Effective at the close of business on July 14, 2017, the Partnership fully redeemed its investment in the Master. As of July 17, 2017, all positions from the Master were transferred to the Partnership and the Advisor commenced trading the Partnership’s assets directly pursuant to the Campbell Managed Futures Portfolio, a proprietary, systematic trading program. Consequently, the General Partner liquidated the Master, effective July 31, 2017. The units of the Master were used solely for accounting purposes and did not represent legally distinct units. Prior to the Master’s termination of operations on July 31, 2017, the Master permitted accounts managed by the Advisor using the Campbell Managed Futures Portfolio to invest together in one trading vehicle. The General Partner was also the general partner of the Master. Expenses to limited partners as a result of the investment in the Master, prior to the Partnership’s full redemption from the Master effective July 14, 2017, were approximately the same as expenses to investors as a result of the Partnership trading directly, and redemption rights were not affected. The Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A. (“JPMorgan”).

For the period January 1, 2019 through December 31, 2019, the approximate average market sector allocation for the Partnership was as follows:

Prior to the Partnership’s full redemption from the Master effective July 14, 2017, the Partnership owned 100% of the Master. The performance of the Partnership was directly affected by the performance of the Master.

The Partnership’s/Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities are or were done primarily on U.S. and foreign commodity exchanges. During the years ended December 31, 2019, 2018 and 2017, the Partnership and the Master engaged in such trading through commodity brokerage accounts maintained with MS&Co.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2057; the net asset value per Redeemable Unit of any Class decreases to less than $400 per Redeemable Unit as of a close of any business day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership, as amended and restated from time to time (the “Limited Partnership Agreement”).

The General Partner administers the business and affairs of the Partnership. The Partnership pays the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 0.9% (0.9% per year) of month-end adjusted Net Assets per Class, for each outstanding Class. Prior to January 1, 2019, the Partnership paid the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end adjusted Net Assets per Class, for each outstanding Class. Month-end adjusted Net Assets per Class, for the purpose of calculating the General Partner fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. Effective January 1, 2017, the General Partner instituted a cap on the Partnership’s operating expenses such that the General Partner will be responsible for any such expenses to the extent they exceed 0.50% of the Partnership’s net assets in any calendar year.

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

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets for Class A Redeemable Units. Class Z Redeemable Units are not subject to the ongoing selling agent fee. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A Redeemable Units in the Partnership. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment: speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2019 was $34,178,468.

(c) Narrative Description of Business. See Paragraphs (a) and (b) above.

(i) through (xii) — Not applicable.

(xiii) — The Partnership has no employees.

(d) Financial Information About Geographic Areas. The Partnership does not engage in the sale of goods or services or own any long-lived assets, and therefore this item is not applicable.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including, but not limited to, clearing, ongoing selling agent, the General Partner and management fees.

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

Investing in Redeemable Units may not provide the desired diversification of an investor’s overall portfolio.

One of the Partnership’s objectives is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership achieving positive returns and such returns being independent of stock and bond market returns.

Past performance is no assurance of future results.

The Advisor’s trading strategies may not perform as they have performed in the past and past performance does not necessarily predict future returns. The Advisor has from time to time incurred substantial losses in trading on behalf of clients.

An investor’s tax liability may exceed cash distributions.

Investors are taxed on their share of the Partnership’s income, even though the Partnership does not intend to make any distributions.

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate trading in swaps and swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of the Advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on liquidated positions.

In January 2020, the CFTC re-proposed new rules regarding speculative position limits. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership.

The General Partner, the Partnership and its Service Providers (including the Advisor) and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks and incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

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

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.

The outbreak of the novel coronavirus in many countries is having and will likely continue to have an adverse impact on global commercial activity, which has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have been identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. These actions are creating disruption in supply chains, and adversely impacting a number of industries, including but not limited to transportation, hospitality, and entertainment.

The impact of COVID-19 on the U.S. and world economies, and the extent of and effectiveness of any responses taken on a national and local level, is uncertain and could result in a world-wide economic downturn and disrupt financial markets that impact trading programs in unanticipated and unintended ways.

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s investments and operations.

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

On July 23, 2014, the U.S. Securities and Exchange Commission (“SEC”) approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, the Company and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&CO. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $59 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following

Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On February 3, 2020, the court granted preliminary approval of that settlement.

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

(b) Holders. The number of holders of Class A Redeemable Units and Class Z Redeemable Units as of February 29, 2020 was 2,133 and 2, respectively.

(c) Dividends. The Partnership did not declare any distributions in 2019 or 2018. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2019, there were additional subscriptions of 16,558.7600 Class A Redeemable Units totaling $20,370,031, 22.3230 Class Z Limited Partner Redeemable Units totaling $19,340 and 311.3000 Class Z General Partner Redeemable Units totaling $269,705. For the twelve months ended December 31, 2018, there were additional subscriptions of 46.5100 Class A Redeemable Units totaling $60,000. For the twelve months ended December 31, 2017, there were additional subscriptions of 11,319.9380 Class A Redeemable Units totaling $15,266,995. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units described above are used in the trading of commodity interests including futures, option and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	213.9160	$1,353.23	N/A	N/A
November 1, 2019 - November 30, 2019	171.4870	$1,359.10	N/A	N/A
December 1, 2019 - December 31, 2019	204.3730	$1,309.01	N/A	N/A
	589.7760	$1,339.61

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

Item 6. Selected Financial Data.

Total investment income, total expenses, expenses borne by the General Partner, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and the net asset value per Redeemable Unit and total assets at December 31, 2019, 2018, 2017, 2016 and 2015 were as follows:

	2019	2018	2017	2016	2015
Total investment income	$705,471	$317,438	$202,014	$45,442	$2,081
Total expenses	(2,059,717)	(1,231,296)	(1,619,813)	(1,562,054)	(1,865,782)
Expenses borne by the General Partner	66,547	181,320	181,311	-	-
Total trading results	3,764,414	(1,252,771)	1,183,022	(1,818,407)	(24,523)

Net income (loss)	$2,476,715	$(1,985,309)	$(53,466)	$(3,335,019)	$(1,888,224)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$78.94	$(128.41)	$9.76	$(222.31)	$(105.58)

Class Z	$74.34	$(71.37)	$25.25	$(87.50)	$-

Net asset value per Redeemable Unit:
Class A	$1,309.01	$1,230.07	$1,358.48	$1,348.72	$1,571.03

Class Z	$940.72	$866.38	$937.75	$912.50	$-

Total assets	$35,941,024	$17,500,161	$22,980,344	$18,397,452	$27,155,807

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

The General Partner manages all business of the Partnership and managed all business of the Master (prior to the Master’s termination of operations effective July 31, 2017). The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in a managed account in the Partnership’s name managed by the Advisor. Prior to its full redemption from the Master effective July 14, 2017, the Partnership had invested these assets in the Master. The General Partner engages a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership/Master, the General Partner considered among other factors, past performance, trading style, volatility of markets traded and fee requirement. The General Partner may modify or terminate the allocation of the Advisor at any time.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) equity in trading accounts, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner, (iii) interest receivable and (iv) cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2019.

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

(ii)

The Advisor will trade only in those futures interests that have been approved by the general partner. The Partnership normally will not establish new positions in a futures interest for any one contract month or option if such additional positions would result in a net long or short position for that futures interest requiring as margin or premium more than 15% of the Partnership’s net assets. In addition, the Partnership will, except under extraordinary circumstances, maintain positions in futures interests in at least two market segments (i.e., agricultural items, industrial items (including energies), metals, currencies, and financial instruments (including stock, financial, and economic indexes)) at any one time.

(iii)

The Advisor will not and would not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s/Master’s net assets allocated to the Advisor. Under certain market conditions, such as an abrupt increase in margins required by a commodity exchange or its clearinghouse or an inability to liquidate open positions because of daily price fluctuation limits, or both, the Partnership may be required to commit as margin amounts in excess 19 of the foregoing limit. In such event, the Advisor will reduce its open positions to comply with the foregoing limit before initiating new positions.

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

(vii)

The Partnership/Master does not and did not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases purchase or sale of additional positions in the same or related commodities. Taking into account the Partnership’s open trade equity on existing positions in determining generally whether to acquire additional futures interest positions on behalf of the Partnership will not be considered to constitute “pyramiding.”

(viii)	The Partnership/Master does not and did not utilize borrowings other than short-term borrowings if the Partnership/Master takes or had taken delivery of any cash commodities.

(ix)

The Partnership will not under any circumstances lend money to affiliated entities or otherwise. If the Partnership borrows money from the general partner or any affiliate thereof, the lending entity may not receive interest in excess of its interest costs, nor may the lender receive interest in excess of the amounts which would be charged to the Partnership (without reference to the general partner’s financial abilities or guarantees) by unrelated banks on comparable loans for the same purpose, nor may the lender or any affiliate thereof receive any points or other financing charges or fees regardless of the amount. Use of lines of credit in connection with its forward trading does not, however, constitute borrowing for purposes of this trading limitation.

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

From January 1, 2019 through December 31, 2019, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 25.6%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master prior to the Partnership’s full redemption from the Master effective July 14, 2017.

In the normal course of business, the Partnership is and through its investment in the Master prior to its full redemption effective July 14, 2017, was party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include or may have included forwards, futures, options and swaps, whose values are or were based upon an underlying asset, index, or reference rate, and generally represent or represented future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be or may have been traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 46.7 to 64.7% of the Partnership’s contracts are traded OTC.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2019, 4,561.2430 Class A Redeemable Units were redeemed totaling $6,011,075 and 145.2200 Class Z General Partner Redeemable Units were redeemed totaling $135,005. For the year ended December 31, 2018, 2,429.9180 Class A Redeemable Units were redeemed totaling $3,099,311 and 50.2550 Class Z General Partner Redeemable Units were redeemed totaling $50,000. For the year ended December 31, 2017, 8,101.6680 Class A Redeemable Units were redeemed totaling $10,711,472 and 130.3980 Class Z General Partner Redeemable Units were redeemed totaling $115,002.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2019, there were additional subscriptions of 16,558.7600 Class A Redeemable Units totaling $20,370,031, 22.3230 Class Z Limited Partner Redeemable Units totaling $19,340 and 311.3000 Class Z General Partner Redeemable Units totaling $269,705. For the year ended December 31, 2018, there were additional subscriptions of 46.5100 Class A Redeemable Units totaling $60,000. For the year ended December 31, 2017, there were additional subscriptions of 11,319.9380 Class A Redeemable Units totaling $15,266,995 and 199.2080 Class Z General Partner Redeemable Units totaling $181,777.

(c) Results of Operations.

For the year ended December 31, 2019, the net asset value per Class A Redeemable Unit increased 6.4% from $1,230.07 to $1,309.01 and the net asset value per Class Z Redeemable Unit increased 8.6% from $866.38 to $940.72. For the year ended December 31, 2018, the net asset value per Class A Redeemable Unit decreased 9.5% from $1,358.48 to $1,230.07 and the net asset value per Class Z Redeemable Unit decreased 7.6% from $937.75 to $866.38. For the year ended December 31, 2017, the net asset value per Class A Redeemable Unit increased 0.7% from $1,348.72 to $1,358.48 and the net asset value per Class Z Redeemable Unit increased 2.8% from $912.50 to $937.75.

The Partnership experienced a net trading gain before fees and expenses for the year ended December 31, 2019 of $3,764,414. Gains were primarily attributable to the Partnership’s trading of commodity futures in indices, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in currencies, energy, grains, metals and softs. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2019, the most notable gains were recorded during January and March from long positions in global interest rate futures as prices increased following weak economic data and dovish monetary policy. In global stock indices, gains were achieved throughout the quarter from long positions in Asian, European, and North American equity index futures positions as prices benefited from dovish central bank actions and optimism surrounding U.S.-China trade negotiations. Gains were also experienced in the agricultural sector during February and March from short positions in corn futures as prices trended lower amid a bearish outlook in demand and production. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses in the energy complex primarily during January from short crude oil futures positions after OPEC’s announcement of new production cuts pushed prices higher. Additionally, losses were experienced within the energies during March from futures positioning in gasoil. During January, losses were recorded within the currency sector from short positions in the Australian and Canadian dollar versus the U.S. dollar as the prolonged partial shutdown of the U.S. Federal government pulled the U.S. dollar lower. During March, additional losses were recorded from Canadian dollar positions. Within in the metals complex, losses were incurred throughout the first quarter from industrial metals futures positions as prices fluctuated due to U.S.-China trade negotiations.

During the second quarter of 2019, the most notable gains were recorded during May and June from long positions in non-U.S. and U.S. fixed income futures as prices rose amid safe-haven demand and increased speculation that the U.S. Federal Reserve was going to cut interest rates. Within the global stock indices, gains were recorded during April and June from long European, U.S., and Asian equity index futures positions as prices increased on dovish sentiment from central banks globally. Gains were also recorded within the energy complex during April and June from long positions in gasoline and short natural gas futures positions. The Partnership’s overall trading gains for the second quarter were partially offset by trading losses in the agricultural complex during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Within the currency markets, losses were incurred during June from short positions in the Norwegian krone versus the U.S. dollar as the relative value of Norwegian currency appreciated after the country’s central bank increased interest rates. Further losses in currencies were experienced during April from positions in the British pound and Canadian dollar. Smaller losses were incurred in the metals from short futures positions in industrial metals.

During the third quarter of 2019, the most significant gains were achieved within the global interest rate sector during July and August from long global fixed income futures as prices benefited from mounting global growth concerns, escalating Brexit concerns, and ongoing uncertainty over the US-Chinese trade war. Within the currencies, gains were recorded during July from short positions in the euro, Swedish krona, British pound, and Norwegian krone versus the U.S. dollar as the relative value of dollar appreciated as the U.S. economy outperformed those of other regions. Within the global stock indices, gains were recorded during July and September from long European, U.S., and Asian equity index futures positions as prices rose after major central banks became increasingly dovish. Further gains during the third quarter were experienced within the agricultural sector during July and August from short positions in grains and soft commodity futures as abundant global supplies pushed prices lower. Gains were also recorded within the metals complex during August from short industrial metals futures positions as prices trended lower. The Partnership’s overall trading gains for the third quarter were partially offset by trading losses in the energy complex from crude oil and oil distillates positions as prices whipsawed amid geopolitical tensions, supportive fundamentals, and concerns for slowing global growth.

During the fourth quarter of 2019, the most significant losses were experienced in the global interest rate sector during October and December as prices fell amid growing confidence in the strength of the global economy. Losses in the currency sector were recorded during October and December from short positions in the Australian dollar and Norwegian krone versus the U.S. dollar. Further losses were incurred throughout the fourth quarter from positions in grains and soft commodity futures. Within the energy sector, losses were recorded during October and November from short futures positions in crude oil and oil distillate as prices rose as speculators awaited the December OPEC meeting. In the metals, losses were experienced from long positions in aluminum, nickel, and zinc futures. The Partnership’s losses for the fourth quarter were partially offset by gains from long positions in global stock index futures as prices advanced as investors were spurred by signs of robust economic growth.

The Partnership experienced a net trading loss before fees and expenses for the year ended December 31, 2018 of $1,252,771. Losses were primarily attributable to the Partnership’s trading of commodity futures in grains, indices, livestock and metals and were partially offset by gains in currencies, energy, U.S. and non-U.S. interest rates and softs.

During the first quarter of 2018, the most notable losses were recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. In commodities, losses were incurred in the grains markets during January and February as weather related factors resulted in short-term price volatility. Additional commodity losses were experienced from long positions in industrial metals as prices reversed lower in February on equity market weakness and in March on concerns of a burgeoning trade war. The Partnership’s overall trading losses for the first quarter were partially offset by trading gains in U.S. interest rate futures during January and February, and in European interest rate futures during March. During January, gains were also achieved within the currency sector from positions in the British pound, Norwegian krone, and euro. Smaller gains were also recorded from trading sugar and energy futures during January and March.

During the second quarter of 2018, the Partnership’s most notable losses were recorded throughout the quarter from both long and short industrial metals positions as prices whipsawed amid concerns of sanctions, tariffs, and the rising value of the U.S. dollar. Within the agricultural markets, losses were incurred during April from short positions in sugar futures as prices rallied following a national strike by Brazilian truck drivers. In currencies, the prospect of more a hawkish U.S. monetary policy strengthened the U.S. dollar and proved challenging for the Fund during April and May. Within the global equity index sector, losses were recorded during May from long positions in Asian and European equity index futures as geopolitical events weakened investor demand for risk assets. The Partnership’s overall trading losses for the second quarter were partially offset by trading gains in the energy complex throughout the quarter from long futures positions in crude oil and its refined products as prices rose amid supply concerns and increased demand.

During the third quarter of 2018, the Partnership’s most notable losses were incurred within the global interest rate markets during July and September from long positions in European fixed income futures as central bank rhetoric grew more hawkish. Losses within the metals markets were primarily recorded during July from long positions in industrial metals futures as prices fell amid weakening Chinese manufacturing sentiment. Within the energy complex, losses were incurred during July from long positions in crude oil and its refined products as prices reversed lower as the OPEC nations signaled their intent to increase oil production. The Partnership’s losses for the third quarter were partially offset by gains achieved within the global stock index sector during July from long positions in European, U.S., and Asian equity index futures as prices rallied as an outlook for growing global economic strength overcame trade war concerns. Additional gains were achieved during August within the currency sector from long U.S. dollar positions versus developed and emerging market currencies as their relative value decreased against the dollar due to weaker-than-expected economic data and a developing crisis among emerging markets. Further gains were experienced during August in the agricultural markets from short grain futures positions as prices dropped following trade turmoil, beneficial weather, and higher yield estimates.

During the fourth quarter of 2018, the most significant losses were incurred during October within the global stock index sector from long positions in U.S. and Pacific Rim equity index futures as prices declined amid a global selloff spurred by fears over rising bond yields, slowing global growth, and increased trade tensions. Losses were experienced within the agricultural markets during October from short positions in sugar and coffee futures as prices rose with a strengthening of Brazil’s currency. Smaller losses in this sector were recorded during November from positions in the soybean futures amid heightened volatility and trade negotiations. Additional losses were recorded in the metals markets during November from positions in copper and silver futures. A portion of the Partnership’s losses during the fourth quarter was offset by gains experienced within the currency markets during October from short positions in the euro versus the U.S. dollar as the value of the euro declined after data showed business growth in Europe lost more momentum than expected, as trade tensions and worries regarding Italy overshadowed the European economy. Further gains were achieved in currencies during December. Within the energy markets, gains recorded during November from long positions in natural gas futures as prices advanced as cold temperatures spurred concern that supplies may not be adequate to meet demand over the winter. Additional gains were achieved during December within the global interest rate sector from long positions in Australian, European, and Japanese fixed income futures as investors sought the relative safety of government debt.

The results of operations for the twelve months ended 2017 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Prior to April 1, 2017, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s, prior to the Partnership’s full redemption from the Master effective July 14, 2017) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Fund will not receive interest on amounts in the futures brokerage account that are committed to margin. During the reporting periods, any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned directly on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned directly for the three and twelve months ended December 31, 2019 increased by $46,827 and $388,033, respectively, as compared to the corresponding periods in 2018. The increase in interest income is primarily due to higher interest rates during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or (prior to the Partnership’s full redemption from the Master effective July 14, 2017) the Master’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership and/or (prior to July 14, 2017) the Master, and (3) interest rates over which the Partnership and MS&Co. have, and the Master had, no control.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2019 increased by $37,059 and $157,447, respectively, as compared to the corresponding periods in 2018. The increase in clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2019 increased by $91,148 and $358,991, respectively, as compared to the corresponding periods in 2018. The increase in ongoing selling agent fees is due to an increase in average net assets attributable to Class A Redeemable Units during the three and twelve months ended December 31, 2019, as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2019 increased by $68,509 and $270,832, respectively, as compared to the corresponding periods in 2018. The increase in management fees is due to an increase in average adjusted net assets per Class during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other factors, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2019 increased by $36,774 and $143,077, respectively, as compared to the corresponding periods in 2018. The increase in General Partner fees is due to an increase in average adjusted net assets per Class during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and twelve months ended December 31, 2019 and 2018. To the extent the Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include fees such as legal and accounting expenses related to the offering, certain offering costs and filing, reporting and data processing fees. Professional fees for the years ended 2019 and 2018 were $177,132 and $279,058, respectively.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category as of December 31, 2019 and December 31, 2018 for the Partnership, and the highest, lowest and average value at any point during the twelve months ended December 31, 2019 and 2018, respectively. All open position trading risk exposures of the Partnership/Master have been included in calculating the figures set forth below.

As of December 31, 2019, the Partnership’s total capitalization was   $34,178,468. The Partnership’s Value at Risk as of December 31, 2019 was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$5,093,911	14.90%	$7,988,094	$1,489,334	$5,447,951
Energy	900,297	2.63	933,299	47,104	272,565
Grains	148,635	0.43	508,024	111,576	301,168
Indices	1,605,106	4.70	2,310,917	380,758	1,448,106
Interest Rates U.S.	122,237	0.36	446,141	80,372	199,928
Interest Rates Non-U.S.	1,526,800	4.47	1,736,370	530,523	1,115,595
Livestock	79,200	0.23	128,480	3,850	50,285
Metals	462,502	1.35	778,685	190,036	469,676
Softs	161,845	0.47	363,893	96,281	231,531

Total	$10,100,533	29.54%

*	Annual average of month-end Values at Risk.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2019 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2019, the Partnership’s primary exposures were in the Dow Jones Euro STOXX 50 (European Union), SPI 200 (Australia), AEX (the Netherlands), FTSE MIB (Italy), S&P/TSX 60 (Canada), and CAC 40 (France) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices, as well as emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Metals. The Partnership’s primary metal market exposure as of December 31, 2019 was to fluctuations in the price of aluminum, copper, zinc, nickel, palladium, and gold.

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

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn, and wheat accounted for the majority of the Partnership’s grain exposure as of December 31, 2019.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cotton, cocoa, and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2019.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle prices.

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

Item 8. Financial Statements and Supplementary Data.

Potomac Futures Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2019, 2018 and 2017; Statements of Financial Condition at December 31, 2019 and 2018; Condensed Schedule of Investments at December 31, 2019 and 2018; Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017; Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017; and Notes to Financial Statements.

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
General Partner,
Potomac Futures Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue New York, NY 10036 (855) 672-4468

Management’s Report on Internal Control Over

Financial Reporting

The management of Potomac Futures Fund L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934, as amended, and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Potomac Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Potomac Futures Fund L.P.	Potomac Futures Fund L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Potomac Futures Fund L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Potomac Futures Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2019 and 2018, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and the changes in its partners’ capital for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2020

Potomac Futures Fund L.P.

Statements of Financial Condition

December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
Assets:
Equity in trading account:
Unrestricted cash (Note 3c)	$25,418,567	$13,460,371
Restricted cash (Note 3c)	10,484,390	3,230,953
Net unrealized appreciation on open futures contracts	-	286,618
Net unrealized appreciation on open forward contracts	-	479,523

Total equity in trading account	35,902,957	17,457,465

Receivable from General Partner (Note 3a)	-	15,849
Interest receivable	38,067	26,847

Total assets	$35,941,024	$17,500,161

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$446,009	$-
Net unrealized depreciation on open forward contracts	681,111	-
Accrued expenses:
Ongoing selling agent fees (Note 3d)	57,335	28,781
Management fees (Note 3b)	43,144	21,661
General Partner fees (Note 3a)	25,886	14,441
Professional fees	241,545	142,206
Redemptions payable to Limited Partners	267,526	104,315

Total liabilities	1,762,556	311,404

Partners’ Capital: (Notes 1 and 6):
General Partner, Class Z, 412.4990 and 246.4190 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	388,047	213,492
Limited Partners, Class Z, 22.3230 and 0.0000 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	21,000	-
Limited Partners, Class A, 25,797.7368 and 13,800.2198 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	33,769,421	16,975,265

Total partners’ capital (net asset value)	34,178,468	17,188,757

Total liabilities and partners’ capital	$35,941,024	$17,500,161

Net asset value per Redeemable Unit:
Class A	$1,309.01	$1,230.07

Class Z	$940.72	$866.38

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2019

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	126	$132,267	0.39%
Grains	97	11,742	0.03
Indices	302	33,970	0.10
Interest Rates U.S.	326	(8,797)	(0.03)
Interest Rates Non-U.S.	1,593	(640,186)	(1.87)
Metals	34	136,400	0.40
Softs	7	700	0.00 *

Total futures contracts purchased		(333,904)	(0.98)

Futures Contracts Sold
Energy	124	66,510	0.19
Grains	100	(184,878)	(0.53)
Indices	37	8,643	0.03
Interest Rates U.S.	77	27,782	0.08
Interest Rates Non-U.S.	245	110,563	0.32
Livestock	40	(12,430)	(0.04)
Metals	14	1,063	0.00 *
Softs	103	(129,358)	(0.37)

Total futures contracts sold		(112,105)	(0.32)

Net unrealized depreciation on open futures contracts		$(446,009)	(1.30)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$172,288,041	$2,642,228	7.74%
Metals	137	442,448	1.29

Total unrealized appreciation on open forward contracts		3,084,676	9.03

Unrealized Depreciation on Open Forward Contracts
Currencies	$185,693,020	(2,938,180)	(8.60)
Metals	235	(827,607)	(2.42)

Total unrealized depreciation on open forward contracts		(3,765,787)	(11.02)

Net unrealized depreciation on open forward contracts		$(681,111)	(1.99)%

*	Due to rounding.

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

Potomac Futures Fund L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Investment Income:
Interest income (Note 3c)	$705,471	$317,438	$109,109
Interest income allocated from the Master (Note 3c)	-	-	92,905

Total investment income	705,471	317,438	202,014

Expenses:
Expenses allocated from the Master	-	-	125,277
Clearing fees related to direct investments (Note 3c)	237,285	79,838	41,970
Ongoing selling agent fees (Note 3d)	745,822	386,831	529,876
Management fees (Note 3b)	562,174	291,342	400,229
General Partner fees (Note 3a)	337,304	194,227	266,820
Professional fees	177,132	279,058	255,641

Total expenses	2,059,717	1,231,296	1,619,813
Expenses reimbursed by the General Partner (Note 3a)	(66,547)	(181,320)	(181,311)

Net expenses	1,993,170	1,049,976	1,438,502

Net investment loss	(1,287,699)	(732,538)	(1,236,488)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Master:
Net realized gains (losses) on closed contracts	5,658,022	(1,544,244)	1,863,780
Net realized gains (losses) on closed contracts allocated from the Master	-	-	(903,323)
Net change in unrealized gains (losses) on open contracts	(1,893,608)	291,473	475,211
Net change in unrealized gains (losses) on open contracts allocated from the Master	-	-	(252,646)

Total trading results	3,764,414	(1,252,771)	1,183,022

Net income (loss)	$2,476,715	$(1,985,309)	$(53,466)

Net income (loss) per Redeemable Unit* (Note 7):
Class A	$78.94	$(128.41)	$9.76

Class Z	$74.34	$(71.37)	$25.25

Weighted average Redeemable Units outstanding:
Class A	27,866.2771	15,031.7262	19,944.6721

Class Z	487.5927	250.6069	357.2938

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2019, 2018 and 2017

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$17,486,619	12,965.3578	$207,926	227.8640	$17,694,545	13,193.2218
Subscriptions - General Partner	-	-	181,777	199.2080	181,777	199.2080
Subscriptions - Limited Partners	15,266,995	11,319.9380	-	-	15,266,995	11,319.9380
Redemptions - General Partner	-	-	(115,002)	(130.3980)	(115,002)	(130.3980)
Redemptions - Limited Partners	(10,711,472)	(8,101.6680)	-	-	(10,711,472)	(8,101.6680)
Net income (loss)	(56,971)	-	3,505	-	(53,466)	-

Partners’ Capital, December 31, 2017	21,985,171	16,183.6278	278,206	296.6740	22,263,377	16,480.3018
Subscriptions - Limited Partners	60,000	46.5100	-	-	60,000	46.5100
Redemptions - General Partner	-	-	(50,000)	(50.2550)	(50,000)	(50.2550)
Redemptions - Limited Partners	(3,099,311)	(2,429.9180)	-	-	(3,099,311)	(2,429.9180)
Net income (loss)	(1,970,595)	-	(14,714)	-	(1,985,309)	-

Partners’ Capital, December 31, 2018	16,975,265	13,800.2198	213,492	246.4190	17,188,757	14,046.6388
Subscriptions - General Partner	-	-	269,705	311.3000	269,705	311.3000
Subscriptions - Limited Partners	20,370,031	16,558.7600	19,340	22.3230	20,389,371	16,581.0830
Redemptions - General Partner	-	-	(135,005)	(145.2200)	(135,005)	(145.2200)
Redemptions - Limited Partners	(6,011,075)	(4,561.2430)	-	-	(6,011,075)	(4,561.2430)
Net income (loss)	2,435,200	-	41,515	-	2,476,715	-

Partners’ Capital, December 31, 2019	$33,769,421	25,797.7368	$409,047	434.8220	$34,178,468	26,232.5588

Net asset value per Redeemable Unit:
	Class A	Class Z
2017:	$1,358.48	$937.75

2018:	$1,230.07	$866.38

2019:	$1,309.01	$940.72

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Notes to Financial Statements

1.	Organization:

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

On January 1, 2005, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. Effective at the close of business on July 14, 2017, the Partnership fully redeemed its investment in the Master. As of July 17, 2017, all positions from the Master were transferred to the Partnership and the Advisor commenced trading the Partnership’s assets directly pursuant to the Campbell Managed Futures Portfolio, a proprietary, systematic trading program. Consequently, the General Partner liquidated the Master, effective July 31, 2017. The units of the Master were used solely for accounting purposes and did not represent legally distinct units. Prior to the Master’s termination of operations on July 31, 2017, the Master permitted accounts managed by the Advisor using the Campbell Managed Futures Portfolio to invest together in one trading vehicle. The General Partner was also the general partner of the Master. Expenses to limited partners as a result of the investment in the Master, prior to the Partnership’s full redemption from the Master effective July 14, 2017, were approximately the same as expenses to limited partners as a result of the Partnership trading directly, and redemption rights were not affected.

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

The Partnership will be liquidated upon the first to occur of the following: December 31, 2057; the net asset value per Redeemable Unit of any Class decreases to less than $400 per Redeemable Unit as of a close of any business day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership, as amended and restated from time to time (the “Limited Partnership Agreement”).

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2019, 2018 and 2017 the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments, as applicable, were carried at fair value and classified as Level 1 or Level 2 measurements.

d.

Partnership’s/Master’s Investments. The Partnership carried its investment in the Master, prior to its full redemption effective July 14, 2017, at fair value based on the Master’s net asset value per redeemable unit as calculated by the Master.

All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests for the Partnership are recorded on the trade date and open contracts are or were recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. The Partnership’s investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses for the Partnership/Master are or were realized when contracts are or were liquidated and are or were determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s Statements of Income and Expenses.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $308,671 (cost of $308,475) and $380,451 (cost of $379,908) as of December 31, 2019 and 2018, respectively.

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the year in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

Potomac Futures Fund L.P.

Notes to Financial Statements

f.

Investment Company Status. The Partnership has adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Partnership’s Statements of Income and Expenses.

g.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

3.	Agreements:

a.    Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership. The Partnership pays the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 0.9% (0.9% per year) of month-end adjusted Net Assets per Class, for each outstanding Class. Prior to January 1, 2019, the Partnership paid the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end adjusted Net Assets per Class, for each outstanding Class. Month-end adjusted Net Assets per Class, for the purpose of calculating the General Partner fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. Effective January 1, 2017, the General Partner instituted a cap on the Partnership’s operating expenses such that the General Partner will be responsible for any such expenses to the extent they exceed 0.50% of the Partnership’s net assets in any calendar year.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

c.    Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement and foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) directly and indirectly through its investment in the Master (prior to the Master’s termination effective July 31, 2017). Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange counterparty, and required by MS&Co. At December 31, 2019 and 2018, the amount of the Partnership’s cash held for restricted cash requirements was $10,484,390 and $3,230,953, respectively. Prior to the Partnership’s full redemption from the Master effective July 14, 2017, all of the Partnership’s assets not held in the Master’s accounts at MS&Co. were deposited in the Partnership’s account at MS&Co. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or prior to the Partnership’s full redemption from the Master effective July 14, 2017, the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to April 1, 2017, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

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

The futures brokerage account agreements and foreign exchange brokerage account agreement with MS&Co. give the Partnership, and gave the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, and the Master netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Potomac Futures Fund L.P.

Notes to Financial Statements

Trading and transaction fees are based on the number of trades executed by the Advisor. All clearing fees paid to MS&Co. for direct trading are directly charged to the Partnership and prior to the Partnership’s full redemption from the Master effective July 14, 2017, were borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the years ended December 31, 2019 and 2018 were 3,292 and 1,363, respectively. The monthly average number of metals forward contracts traded by the Partnership during the years ended December 31, 2019 and 2018 were 501 and 157, respectively. The monthly average notional values of currency forward contracts traded by the Partnership during the years ended December 31, 2019 and 2018 were $648,399,565 and $158,517,260, respectively.

The following tables summarize the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2019 and 2018, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2019	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$757,718	$(757,718)	$-	$-	$-	$-
Forwards	3,084,676	(3,084,676)	-	-	-	-

Total assets	$3,842,394	$(3,842,394)	$-	$-	$-	$-

Liabilities
Futures	$(1,203,727)	$757,718	$(446,009)	$-	$446,009	$-
Forwards	(3,765,787)	3,084,676	(681,111)	-	681,111	-

Total liabilities	$(4,969,514)	$3,842,394	$(1,127,120)	$-	$1,127,120	$-

Net fair value						$-	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$561,881	$(275,263)	$286,618	$-	$-	$286,618
Forwards	1,333,455	(853,932)	479,523	-	-	479,523

Total assets	$1,895,336	$(1,129,195)	$766,141	$-	$-	$766,141

Liabilities
Futures	$(275,263)	$275,263	$-	$-	$-	$-
Forwards	(853,932)	853,932	-	-	-	-

Total liabilities	$(1,129,195)	$1,129,195	$-	$-	$-	$-

Net fair value						$766,141	*

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

Potomac Futures Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of December 31, 2019 and 2018, respectively.

Assets	December 31, 2019
Futures Contracts
Energy	$222,120
Grains	15,267
Indices	167,959
Interest Rates U.S.	54,968
Interest Rates Non-U.S.	150,708
Livestock	2,320
Metals	142,058
Softs	2,318

Total unrealized appreciation on open futures contracts	757,718

Liabilities
Futures Contracts
Energy	(23,343)
Grains	(188,403)
Indices	(125,346)
Interest Rates U.S.	(35,983)
Interest Rates Non-U.S.	(680,331)
Livestock	(14,750)
Metals	(4,595)
Softs	(130,976)

Total unrealized depreciation on open futures contracts	(1,203,727)

Net unrealized depreciation on open futures contracts	$(446,009)	*

Assets
Forward Contracts
Currencies	$2,642,228
Metals	442,448

Total unrealized appreciation on open forward contracts	3,084,676

Liabilities
Forward Contracts
Currencies	(2,938,180)
Metals	(827,607)

Total unrealized depreciation on open forward contracts	(3,765,787)

Net unrealized depreciation on open forward contracts	$(681,111)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

Assets	December 31, 2018
Futures Contracts
Energy	$63,201
Grains	67,071
Indices	67,303
Interest Rates U.S.	40,484
Interest Rates Non-U.S.	191,985
Livestock	30
Metals	23,908
Softs	107,899

Total unrealized appreciation on open futures contracts	561,881

Liabilities
Futures Contracts
Energy	(83,350)
Grains	(930)
Indices	(67,877)
Interest Rates U.S.	(112,616)
Interest Rates Non-U.S.	(8,061)
Livestock	(1,043)
Metals	(400)
Softs	(986)

Total unrealized depreciation on open futures contracts	(275,263)

Net unrealized appreciation on open futures contracts	$286,618	*

Assets
Forward Contracts
Currencies	$1,162,260
Metals	171,195

Total unrealized appreciation on open forward contracts	1,333,455

Liabilities
Forward Contracts
Currencies	(727,182)
Metals	(126,750)

Total unrealized depreciation on open forward contracts	(853,932)

Net unrealized appreciation on open forward contracts	$479,523	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31 2019, 2018 and 2017.

Sector	2019		2018		2017**
Currencies	$(1,216,523)		$636,438		$(1,586,994)
Energy	(1,403,314)		528,757		(595,331)
Grains	(597,415)		(401,562)		(759,369)
Indices	3,379,359		(1,764,964)		5,597,239
Interest Rates U.S.	726,442		159,139		(366,474)
Interest Rates Non-U.S.	3,923,791		232,657		(879,489)
Livestock	268,858		(150,735)		(90,330)
Metals	(883,048)		(579,734)		(28,141)
Softs	(433,736)		87,233		(108,089)

Total	$3,764,414	*	$(1,252,771)	*	$1,183,022	*

*	This amount is in “Total trading results” in the Partnership’s/Master’s Statements of Income and Expenses.
**	Prior to July 17, 2017, trading gains and losses were allocated to the Partnership through its investment in the Master, of which the Partnership owned 100%.

5.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, exchange-traded swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are or were priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2019 and 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.

Notes to Financial Statements

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$757,718	$757,718	$-	$-
Forwards	3,084,676	-	3,084,676	-

Total assets	$3,842,394	$757,718	$3,084,676	$-

Liabilities
Futures	$1,203,727	$1,203,727	$-	$-
Forwards	3,765,787	-	3,765,787	-

Total liabilities	$4,969,514	$1,203,727	$3,765,787	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$561,881	$561,881	$-	$-
Forwards	1,333,455	-	1,333,455	-

Total assets	$1,895,336	$561,881	$1,333,455	$-

Liabilities
Futures	$275,263	$275,263	$-	$-
Forwards	853,932	-	853,932	-

Total liabilities	$1,129,195	$275,263	$853,932	$-

6.	Subscriptions, Distributions and Redemptions:

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

Potomac Futures Fund L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019		2018	2017
	Class A	Class Z	Class A	Class A
Per Redeemable Unit Performance (for a unit oustanding throughout the year): *
Net realized and unrealized gains (losses)	$124.91	$87.97	$(79.94)	$71.32
Net investment loss	(45.97)	(13.63)	(48.47)	(61.56)

Increase (decrease) for the year	78.94	74.34	(128.41)	9.76
Net asset value per Redeemable Unit, beginning of year	1,230.07	866.38	1,358.48	1,348.72

Net asset value per Redeemable Unit, end of year	$1,309.01	$940.72	$1,230.07	$1,358.48

	2019		2018	2017
	Class A	Class Z	Class A	Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(3.5)%	(1.5)%	(3.8)%	(5.0)%

Operating expenses before expenses borne by the General Partner and incentive fees	5.6%	3.5%	6.4%	6.5%
Expenses borne by the General Partner	(0.2)%	(0.2)%	(0.9)%	(0.7)%
Incentive fees	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.4%	3.3%	5.5%	5.8%

Total return:
Total return before incentive fees	6.4%	8.6%	(9.5)%	0.7%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	6.4%	8.6%	(9.5)%	0.7%

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

In the normal course of business, the Partnership is and through its investment in the Master prior to its full redemption effective July 14, 2017, was party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include or may have included forwards, futures, options and swaps, whose values are or were based upon an underlying asset, index, or reference rate, and generally represent or represented future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be or may have been traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 46.7% to 64.7% of the Partnership’s contracts are traded OTC.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metal. LME contracts traded by the Partnership are, and by the Master were, cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership, and may have been made or received by the Master, each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded by the Partnership or were recorded by the Master, as unrealized gains or losses. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records, and the Master recorded, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Master’s Statements of Income and Expenses.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

In the ordinary course of business, the Partnership enters, and the Master entered, into contracts and agreements that contain or contained various representations and warranties and which provide or provided general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership. The General Partner considers the risk of any future obligation relating to these indemnifications to be remote.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2019 and 2018 are summarized below:

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Interest income	$132,906	$185,970	$199,091	$187,504
Total expenses	(450,856)	(524,733)	(540,959)	(543,169)
Expenses borne by the General Partner	-	15,391	20,314	30,842
Total trading results	(2,950,681)	2,831,079	2,385,031	1,498,985

Net income (loss)	$(3,268,631)	$2,507,707	$2,063,477	$1,174,162

Net income (loss) per Redeemable Unit:
Class A	$(123.18)	$90.17	$71.99	$39.96

Class Z	$(83.35)	$69.29	$55.75	$32.65

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Interest income	$86,079	$79,538	$78,231	$73,590
Total expenses	(286,137)	(297,505)	(312,348)	(335,306)
Expenses borne by the General Partner	46,993	45,830	44,789	43,708
Total trading results	(333,771)	(41,262)	(322,242)	(555,496)

Net income (loss)	$(486,836)	$(213,399)	$(511,570)	$(773,504)

Net income (loss) per Redeemable Unit:
Class A	$(32.86)	$(13.80)	$(32.02)	$(49.73)

Class Z	$(18.67)	$(5.18)	$(17.74)	$(29.78)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded, that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 51, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 48, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 52, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 61, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

As of February 29, 2020, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2019:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	412.4990	94.9%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the year ended December 31, 2019 and 2018, respectively, for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2019:	$70,000
2018:	$60,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2019 and 2018 for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)

Financial Statements: Statements of Financial Condition at December 31, 2019 and 2018.

Condensed Schedule of Investments at December 31, 2019 and 2018.

Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017.

Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017.

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

4.1		Description of Securities (filed herewith).

10.1		Form of Subscription Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	(a)

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

	(d)	Letter extending Management Agreement among the Partnership, the General Partner and Campbell & Company, LP for 2019, dated June 1, 2019 (filed herewith).

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
Date: March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2020	Date: March 26, 2020

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etusko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2020
Date: March 26, 2020

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.