Form 10-Q
period 2020-03-31
POTOMAC FUTURES FUND LP
filed 2020-05-11
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes         No X

As of April 30, 2020, 21,571.7288 Limited Partnership Class A Redeemable Units were outstanding and 22.3230 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Potomac Futures Fund L.P.

Statements of Financial Condition

	March 31, 2020 (Unaudited)	December 31, 2019
Assets:
Equity in trading account:
Unrestricted cash	$33,143,277	$25,418,567
Restricted cash	757,609	10,484,390
Net unrealized appreciation on open forward contracts	2,293,668	-

Total equity in trading account	36,194,554	35,902,957

Interest receivable	11,702	38,067

Total assets	$36,206,256	$35,941,024

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$158,387	$446,009
Net unrealized depreciation on open forward contracts	-	681,111
Accrued expenses:
Ongoing selling agent fees	59,344	57,335
Management fees	44,738	43,144
General Partner fees	26,843	25,886
Professional fees	198,178	241,545
Redemptions payable to Limited Partners	1,039,079	267,526

Total liabilities	1,526,569	1,762,556

Partners’ Capital:
General Partner, Class Z, 412.4990 outstanding at March 31, 2020 and December 31, 2019	415,480	388,047
Limited Partners, Class Z, 22.3230 outstanding at March 31, 2020 and December 31, 2019	22,484	21,000
Limited Partners, Class A, 24,554.6788 and 25,797.7368 Redeemable Units outstanding at March 31, 2020 and December 31, 2019, respectively	34,241,723	33,769,421

Total partners’ capital (net asset value)	34,679,687	34,178,468

Total liabilities and partners’ capital	$36,206,256	$35,941,024

Net asset value per Redeemable Unit:
Class A	$1,394.51	$1,309.01

Class Z	$1,007.23	$940.72

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

March 31, 2020

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1	$84	0.00%*
Grains	20	32,716	0.09
Indices	14	(46,784)	(0.13)
Interest Rates U.S.	39	35,977	0.10
Interest Rates Non-U.S.	459	(8,888)	(0.03)
Metals	1	(27,611)	(0.08)
Softs	19	(39,530)	(0.11)

Total futures contracts purchased		(54,036)	(0.16)

Futures Contracts Sold
Energy	40	79,153	0.23
Grains	24	(5,795)	(0.02)
Indices	33	(105,364)	(0.30)
Interest Rates U.S.	49	(24,374)	(0.07)
Interest Rates Non-U.S.	33	(46,609)	(0.13)
Livestock	1	4,975	0.01
Metals	5	1,198	0.00 *
Softs	3	(7,535)	(0.02)

Total futures contracts sold		(104,351)	(0.30)

Net unrealized depreciation on open futures contracts		$(158,387)	(0.46)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$102,252,396	$5,112,602	14.74%
Metals	204	1,478,902	4.26

Total unrealized appreciation on open forward contracts		6,591,504	19.00

Unrealized Depreciation on Open Forward Contracts
Currencies	$88,253,534	$(3,476,236)	(10.02)
Metals	159	(821,600)	(2.37)

Total unrealized depreciation on open forward contracts		(4,297,836)	(12.39)

Net unrealized appreciation on open forward contracts		$2,293,668	6.61%

*	Due to rounding.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2019

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	126	$132,267	0.39%
Grains	97	11,742	0.03
Indices	302	33,970	0.10
Interest Rates U.S.	326	(8,797)	(0.03)
Interest Rates Non-U.S.	1,593	(640,186)	(1.87)
Metals	34	136,400	0.40
Softs	7	700	0.00 *

Total futures contracts purchased		(333,904)	(0.98)

Futures Contracts Sold
Energy	124	66,510	0.19
Grains	100	(184,878)	(0.53)
Indices	37	8,643	0.03
Interest Rates U.S.	77	27,782	0.08
Interest Rates Non-U.S.	245	110,563	0.32
Livestock	40	(12,430)	(0.04)
Metals	14	1,063	0.00 *
Softs	103	(129,358)	(0.37)

Total futures contracts sold		(112,105)	(0.32)

Net unrealized depreciation on open futures contracts		$(446,009)	(1.30)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$172,288,041	$2,642,228	7.74%
Metals	137	442,448	1.29

Total unrealized appreciation on open forward contracts		3,084,676	9.03

Unrealized Depreciation on Open Forward Contracts
Currencies	$185,693,020	$(2,938,180)	(8.60)
Metals	235	(827,607)	(2.42)

Total unrealized depreciation on open forward contracts		(3,765,787)	(11.02)

Net unrealized depreciation on open forward contracts		$(681,111)	(1.99)%

*	Due to rounding.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income:
Interest income	$94,104	$187,504

Total investment income	94,104	187,504

Expenses:
Clearing fees related to direct investments	61,107	57,939
Ongoing selling agent fees	179,765	184,827
Management fees	135,486	139,729
General Partner fees	81,292	83,838
Professional fees	-	76,836

Total expenses	457,650	543,169
Expenses borne by the General Partner	-	(30,842)

Net expenses	457,650	512,327

Net investment loss	(363,546)	(324,823)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(660,045)	988,787
Net change in unrealized gains (losses) on open contracts	3,258,096	510,198

Total trading results	2,598,051	1,498,985

Net income (loss)	$2,234,505	$1,174,162

Net income (loss) per Redeemable Unit*
Class A	$85.50	$39.96

Class Z	$66.51	$32.65

Weighted average Redeemable Units outstanding:
Class A	25,550.9841	29,825.4568

Class Z	434.8220	580.0420

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$16,975,265	13,800.2198	$213,492	246.4190	$17,188,757	14,046.6388
Subscriptions - General Partner	-	-	269,705	311.3000	269,705	311.3000
Subscriptions - Limited Partners	20,335,031	16,531.6050	19,340	22.3230	20,354,371	16,553.9280
Redemptions - Limited Partners	(1,774,050)	(1,441.4770)	-	-	(1,774,050)	(1,441.4770)
Net income (loss)	1,155,226	-	18,936	-	1,174,162	-

Partners’ Capital, March 31, 2019	$36,691,472	28,890.3478	$521,473	580.0420	$37,212,945	29,470.3898

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$33,769,421	25,797.7368	$409,047	434.8220	$34,178,468	26,232.5588
Redemptions - Limited Partners	(1,733,286)	(1,243.0580)	-	-	(1,733,286)	(1,243.0580)
Net income (loss)	2,205,588	-	28,917	-	2,234,505	-

Partners’ Capital, March 31, 2020	$34,241,723	24,554.6788	$437,964	434.8220	$34,679,687	24,989.5008

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

During the reporting periods ended March 31, 2020 and 2019, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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

The General Partner is not aware of any material changes to the trading program other than as discussed above during the fiscal quarter ended March 31, 2020.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2020, the results of its operations and the changes in partners’ capital for the three months ended March 31, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2020 and 2019, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2020 and December 31, 2019, the amount of cash held for margin requirements was $757,609 and $10,484,390, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(480,535) (proceeds of $476,426) at March 31, 2020 and $308,671 (cost of $308,475) at December 31, 2019.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$99.64	$71.64	$50.79	$35.92
Net investment loss	(14.14)	(5.13)	(10.83)	(3.27)

Increase (decrease) for the period	85.50	66.51	39.96	32.65
Net asset value per Redeemable Unit, beginning of period	1,309.01	940.72	1,230.07	866.38

Net asset value per Redeemable Unit, end of period	$1,394.51	$1,007.23	$1,270.03	$899.03

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Class A	Class Z	Class A	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment loss***	(4.2)%	(2.1)%	(3.6)%	(1.5)%

Operating expenses	5.3%	3.1%	6.0%	3.9%
Expenses borne by the General Partner	-%	-%	(0.3)%	(0.3)%
Incentive fees	-%	-%	-%	-%

Total expenses	5.3%	3.1%	5.7%	3.6%

Total return:
Total return before incentive fees	6.5%	7.1%	3.2%	3.8%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	6.5%	7.1%	3.2%	3.8%

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Trading and transaction fees are based on the number of trades executed by the Advisor. All clearing fees paid to MS&Co. for direct trading are directly charged to the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended March 31, 2020 and 2019 were 2,170 and 3,388, respectively. The monthly average number of metals forward contracts traded by the Partnership during the three months ended March 31, 2020 and 2019 were 576 and 361, respectively. The monthly average notional values of currency forward contracts traded by the Partnership during the three months ended March 31, 2020 and 2019 were $523,817,619 and $578,070,342, respectively.

The following tables summarize the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2020 and December 31, 2019, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2020	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$242,170	$(242,170)	$-	$-	$-	$-
Forwards	6,591,504	(4,297,836)	2,293,668	-	-	2,293,668

Total assets	$6,833,674	$(4,540,006)	$2,293,668	$-	$-	$2,293,668

Liabilities
Futures	$(400,557)	$242,170	$(158,387)	$-	$158,387	$-
Forwards	(4,297,836)	4,297,836	-	-	-	-

Total liabilities	$(4,698,393)	$4,540,006	$(158,387)	$-	$158,387	$-

Net fair value						$2,293,668	*

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2019	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$757,718	$(757,718)	$-	$-	$-	$-
Forwards	3,084,676	(3,084,676)	-	-	-	-

Total assets	$3,842,394	$(3,842,394)	$-	$-	$-	$-

Liabilities
Futures	$(1,203,727)	$757,718	$(446,009)	$-	$446,009	$-
Forwards	(3,765,787)	3,084,676	(681,111)	-	681,111	-

Total liabilities	$(4,969,514)	$3,842,394	$(1,127,120)	$-	$1,127,120	$-

Net fair value						$-	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Partnership’s Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020
Assets
Futures Contracts
Energy	$79,237
Grains	40,685
Indices	6,499
Interest Rates U.S.	40,540
Interest Rates Non-U.S.	61,007
Livestock	4,975
Metals	8,637
Softs	590

Total unrealized appreciation on open futures contracts	242,170

Liabilities
Futures Contracts
Grains	(13,764)
Indices	(158,647)
Interest Rates U.S.	(28,937)
Interest Rates Non-U.S.	(116,504)
Metals	(35,050)
Softs	(47,655)

Total unrealized depreciation on open futures contracts	(400,557)

Net unrealized depreciation on open futures contracts	$(158,387)	*

Assets
Forward Contracts
Currencies	$5,112,602
Metals	1,478,902

Total unrealized appreciation on open forward contracts	6,591,504

Liabilities
Forward Contracts
Currencies	(3,476,236)
Metals	(821,600)

Total unrealized depreciation on open forward contracts	(4,297,836)

Net unrealized appreciation on open forward contracts	$2,293,668	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2019
Assets
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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
Sector	2020		2019

Currencies	$2,456,638		$(415,202)
Energy	1,028,374		(487,897)
Grains	42,657		374,606
Indices	(4,192,851)		798,253
Interest Rates U.S.	273,515		428,301
Interest Rates Non-U.S.	1,635,396		1,286,284
Livestock	499,355		(47,483)
Metals	1,054,981		(230,465)
Softs	(200,014)		(207,412)

Total	$2,598,051	***	$1,498,985	***

***	This amount is in “Total trading results” in the Partnership’s Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, exchange-traded swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended March 31, 2020 and as of December 31, 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$242,170	$242,170	$-	$-
Forwards	6,591,504	-	6,591,504	-

Total assets	$6,833,674	$242,170	$6,591,504	$-

Liabilities
Futures	$400,557	$400,557	$-	$-
Forwards	4,297,836	-	4,297,836	-

Total liabilities	$4,698,393	$400,557	$4,297,836	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$757,718	$757,718	$-	$-
Forwards	3,084,676	-	3,084,676	-

Total assets	$3,842,394	$757,718	$3,084,676	$-

Liabilities
Futures	$1,203,727	$1,203,727	$-	$-
Forwards	3,765,787	-	3,765,787	-

Total liabilities	$4,969,514	$1,203,727	$3,765,787	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 55.8% of the Partnership’s contracts are traded OTC.

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

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded by the Partnership as unrealized gains or losses. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s Statements of Income and Expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2020.

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

There is no limitation on daily price movements in trading forwards contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

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

For the three months ended March 31, 2020, the Partnership’s capital increased 1.5% from $34,178,468 to $34,679,687. This increase was attributable to net income of $2,234,505, which were partially offset by the redemptions of 1,243.0580 Class A Redeemable Units totaling $1,733,286. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2020, the net asset value per Class A Redeemable Unit increased 6.5% from $1,309.01 to $1,394.51, as compared to an increase of 3.2% in the first quarter of 2019. During the Partnership’s first quarter of 2020, the net asset value per Class Z Redeemable Unit increased 7.1% from $940.72 to $1,007.23, as compared to an increase of 3.8% in the first quarter of 2019. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2020 of $2,598,051. Gains were primarily attributable to the Partnership’s trading of commodity futures in currencies, energy, grains, U.S. & non-U.S. interest rates, livestock and metals, and were partially offset by losses in indices and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2019 of $1,498,985. Gains were primarily attributable to the Partnership’s trading of commodity futures in grains, indices and U.S. & non-U.S. interest rates and were partially offset by losses in currencies, energy, livestock, metals and softs.

The most notable gains were recorded in the currency sector throughout the quarter from short positions in the Australian dollar and Norwegian krone versus the U.S. dollar as concerns from the COVID-19 virus caused investors to shift from commodity-linked currencies to safe-haven currencies. Smaller gains in currencies were recorded from positions in the Brazilian real and Colombian peso. In global interest rates, gains were achieved during January and February from long positions in U.S. and non-U.S. fixed income futures as prices advanced amid speculation that a worsening coronavirus outbreak would perpetuate looser central bank policies. Gains were also experienced in the metals complex throughout the quarter from short futures positions in industrial metals as prices weakened due to the coronavirus raising concerns about global economic growth and weakening demand. Within the energy complex, gains were experienced during January and February from short natural gas futures positions as prices declined as milder weather across the U.S. weighed on demand prospects. Additional gains in the energy complex were achieved throughout the quarter from short oil distillates positions. Additionally, gains were experienced within the agriculturals during March from short positions in livestock futures as prices fell on the expectations of limited demand for beef exports. The Partnership’s overall trading gains for the quarter were partially offset by trading losses in the global stock index sector throughout the quarter from long positions in Asian, European, and U.S. equity index futures as prices entered into a historic correction as the coronavirus outbreak intensified.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations and rapid inflation increases the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other factors, changing supply and demand relationships, weather, public health epidemics, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. During the reporting period, any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned directly on U.S. Treasury bills and money market mutual fund securities owned by the Partnership will be retained by the Partnership. Interest income earned directly for the three months ended March 31, 2020 decreased by $93,400 as compared to the corresponding period in 2019. The decrease in interest income is primarily due to lower interest rates during the three months ended March 31, 2020 as compared to the corresponding period in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership, and (3) interest rates over which the Partnership and MS&Co. have no control.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2020 increased by $3,168 as compared to the corresponding period in 2019. The increase in clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2020 decreased by $5,062 as compared to the corresponding period in 2019. The decrease in ongoing selling agent fees is due to a decrease in average net assets attributable to Class A Redeemable Units during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three months ended March 31, 2020 decreased by $4,243 as compared to the corresponding period in 2019. The decrease in management fees is due to a decrease in average net assets per Class during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other factors, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2020 decreased by $2,546 as compared to the corresponding period in 2019. The decrease in General Partner fees is due to an decrease in average net assets per Class during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2020 and 2019. The Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

For additional disclosures about operational and financial risk related to COVID-19 outbreak, refer to Part II, Item 5. “Other Information.” in the Form 10-Q.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category for the Partnership as of March 31, 2020 and December 31, 2019, and the highest, lowest and average value at any point during the three months ended March 31, 2020 and during the twelve months ended December 31, 2019. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of March 31, 2020, the Partnership’s total capitalization was $34,679,687. The Partnership’s Value at Risk as of March 31, 2020 was as follows:

	March 31, 2020

			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$109,342	0.32%	$900,297	$80,176	$286,524
Grains	35,740	0.10	247,478	33,830	138,078
Indices	337,617	0.97	1,605,106	337,617	1,067,562
Interest Rates U.S.	64,397	0.19	311,590	39,804	151,044
Interest Rates Non-U.S.	477,217	1.38	1,784,908	451,402	1,164,635
Livestock	4,455	0.01	123,008	4,455	80,081
Metals	178,960	0.52	1,126,649	164,028	528,233
Softs	43,738	0.13	247,735	34,767	144,318

Total	$1,251,466	3.62%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2020, there were no additional subscriptions of Class A Redeemable Units. Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs

January 1, 2020 - January 31, 2020	242.3210	$1,384.88	N/A	N/A

February 1, 2020 - February 29, 2020	255.6160	$1,402.97	N/A	N/A

March 1, 2020 - March 31, 2020	745.1210	$1,394.51	N/A	N/A

	1,243.0580	$1,394.37

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to March 31, 2020 could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: May 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.