Form 10-Q
period 2020-06-30
POTOMAC FUTURES FUND LP
filed 2020-08-11
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes        No X

As of July 31, 2020, 20,194.0158 Limited Partnership Class A Redeemable Units were outstanding and 22.3230 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Potomac Futures Fund L.P.

Statements of Financial Condition

	June 30, 2020 (Unaudited)	December 31, 2019
Assets:
Equity in trading account:
Unrestricted cash	$21,106,254	$25,418,567
Restricted cash	7,565,621	10,484,390
Net unrealized appreciation on open futures contracts	304,193	-

Total equity in trading account	28,976,068	35,902,957

Interest receivable	2,441	38,067

Total assets	$28,978,509	$35,941,024

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$446,009
Net unrealized depreciation on open forward contracts	507,789	681,111
Accrued expenses:
Ongoing selling agent fees	46,757	57,335
Management fees	35,353	43,144
General Partner fees	21,212	25,886
Professional fees	141,817	241,545
Redemptions payable to Limited Partners	339,164	267,526

Total liabilities	1,092,092	1,762,556

Partners’ Capital:
General Partner, Class Z, 412.4990 Redeemable Units outstanding at June 30, 2020 and December 31, 2019	392,323	388,047
Limited Partners, Class Z, 22.3230 Redeemable Units outstanding at June 30, 2020 and December 31, 2019	21,231	21,000
Limited Partners, Class A, 20,968.7808 and 25,797.7368 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	27,472,863	33,769,421

Total partners’ capital (net asset value)	27,886,417	34,178,468

Total liabilities and partners’ capital	$28,978,509	$35,941,024

Net asset value per Redeemable Unit:
Class A	$1,310.18	$1,309.01

Class Z	$951.09	$940.72

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

June 30, 2020

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	87	$(18,623)	(0.07)%
Interest Rates U.S.	294	78,959	0.28
Interest Rates Non-U.S.	880	194,935	0.70
Metals	29	59,175	0.21
Softs	3	(5,830)	(0.01)

Total futures contracts purchased		308,616	1.11

Futures Contracts Sold
Energy	139	83,846	0.30
Grains	382	(44,201)	(0.16)
Indices	59	(3,132)	(0.01)
Interest Rates Non-U.S.	119	(13,807)	(0.05)
Livestock	5	(3,718)	(0.01)
Metals	1	(2,190)	(0.01)
Softs	56	(21,221)	(0.08)

Total futures contracts sold		(4,423)	(0.02)

Net unrealized appreciation on open futures contracts		$304,193	1.09%

Unrealized Appreciation on Open Forward Contracts
Currencies	$111,833,980	$926,912	3.32%
Metals	149	426,713	1.53

Total unrealized appreciation on open forward contracts		1,353,625	4.85

Unrealized Depreciation on Open Forward Contracts
Currencies	$115,284,453	(1,228,781)	(4.40)
Metals	232	(632,633)	(2.27)

Total unrealized depreciation on open forward contracts		(1,861,414)	(6.67)

Net unrealized depreciation on open forward contracts		$(507,789)	(1.82)%

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

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$7,688	$199,091	$101,792	$386,595

Total investment income	7,688	199,091	101,792	386,595

Expenses:
Clearing fees related to direct investments	39,664	62,461	100,771	120,400
Ongoing selling agent fees	152,764	187,536	332,529	372,363
Management fees	115,370	141,546	250,856	281,275
General Partner fees	69,222	84,927	150,514	168,765
Professional fees	9,500	64,489	9,500	141,325

Total expenses	386,520	540,959	844,170	1,084,128
Expenses borne by the General Partner	-	(20,314)	-	(51,156)

Net expenses	386,520	520,645	844,170	1,032,972

Net investment loss	(378,832)	(321,554)	(742,378)	(646,377)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	845,985	2,781,868	185,940	3,770,655
Net change in unrealized gains (losses) on open contracts	(2,334,777)	(396,837)	923,319	113,361

Total trading results	(1,488,792)	2,385,031	1,109,259	3,884,016

Net income (loss)	$(1,867,624)	$2,063,477	$366,881	$3,237,639

Net income (loss) per Redeemable Unit *:
Class A	$(84.33)	$71.99	$1.17	$111.95

Class Z	$(56.14)	$55.75	$10.37	$88.40

Weighted average Redeemable Units outstanding:
Class A	22,451.3521	28,451.4631	24,001.1681	29,138.4600

Class Z	434.8220	500.6847	434.8220	540.3633

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$16,975,265	13,800.2198	$213,492	246.4190	$17,188,757	14,046.6388
Subscriptions - General Partner	-	-	269,705	311.3000	269,705	311.3000
Subscriptions - Limited Partners	20,370,031	16,558.7600	19,340	22.3230	20,389,371	16,581.0830
Redemptions - General Partner	-	-	(135,005)	(145.2200)	(135,005)	(145.2200)
Redemptions - Limited Partners	(3,506,529)	(2,767.1290)	-	-	(3,506,529)	(2,767.1290)
Net income (loss)	3,190,014	-	47,625	-	3,237,639	-

Partners’ Capital, June 30, 2019	$37,028,781	27,591.8508	$415,157	434.8220	$37,443,938	28,026.6728

Partners’ Capital, March 31, 2019	$36,691,472	28,890.3478	$521,473	580.0420	$37,212,945	29,470.3898
Subscriptions - Limited Partners	35,000	27.1550	-	-	35,000	27.1550
Redemptions - General Partner	-	-	(135,005)	(145.2200)	(135,005)	(145.2200)
Redemptions - Limited Partners	(1,732,479)	(1,325.6520)	-	-	(1,732,479)	(1,325.6520)
Net income (loss)	2,034,788	-	28,689	-	2,063,477	-

Partners’ Capital, June 30, 2019	$37,028,781	27,591.8508	$415,157	434.8220	$37,443,938	28,026.6728

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$33,769,421	25,797.7368	$409,047	434.8220	$34,178,468	26,232.5588
Redemptions - Limited Partners	(6,658,932)	(4,828.9560)	-	-	(6,658,932)	(4,828.9560)
Net income (loss)	362,374	-	4,507	-	366,881	-

Partners’ Capital, June 30, 2020	$27,472,863	20,968.7808	$413,554	434.8220	$27,886,417	21,403.6028

Partners’ Capital, March 31, 2020	$34,241,723	24,554.6788	$437,964	434.8220	$34,679,687	24,989.5008
Redemptions - Limited Partners	(4,925,646)	(3,585.8980)	-	-	(4,925,646)	(3,585.8980)
Net income (loss)	(1,843,214)	-	(24,410)	-	(1,867,624)	-

Partners’ Capital, June 30, 2020	$27,472,863	20,968.7808	$413,554	434.8220	$27,886,417	21,403.6028

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

During the reporting periods ended June 30, 2020 and 2019, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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

The General Partner is not aware of any material changes to the trading program other than as discussed above during the fiscal quarter ended June 30, 2020.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Partnership has also entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets for Class A Redeemable Units. Class Z Redeemable Units are not subject to the ongoing selling agent fee. The ongoing selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisors of Morgan Stanley Wealth Management who sell Class A Redeemable Units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2020, the results of its operations and the changes in partners’ capital for the three and six months ended June 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2020 and 2019, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $7,565,621 and $10,484,390, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(62,300) (proceeds of $62,291) at June 30, 2020 and $308,671 (cost of $308,475) at December 31, 2019.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit oustanding throughout the period): *
Net realized and unrealized gains (losses)	$(67.60)	$(48.93)	$83.23	$59.03	$31.88	$22.71	$134.01	$94.95
Net investment loss	(16.73)	(7.21)	(11.24)	(3.28)	(30.71)	(12.34)	(22.06)	(6.55)

Increase (decrease) for the period	(84.33)	(56.14)	71.99	55.75	1.17	10.37	111.95	88.40
Net asset value per Redeemable Unit, beginning of period	1,394.51	1,007.23	1,270.03	899.03	1,309.01	940.72	1,230.07	866.38

Net asset value per Redeemable Unit, end of period	$1,310.18	$951.09	$1,342.02	$954.78	$1,310.18	$951.09	$1,342.02	$954.78

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.0)%	(2.9)%	(3.5)%	(1.4)%	(4.6)%	(2.5)%	(3.6)%	(1.5)%

Operating expenses before expenses borne by the General
Partner and incentive fees	5.1%	3.0%	5.9%	3.8%	5.2%	3.1%	5.9%	3.8%
Expenses borne by the General Partner	-%	-%	(0.2)%	(0.2)%	-%	-%	(0.3)%	(0.3)%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.1%	3.0%	5.7%	3.6%	5.2%	3.1%	5.6%	3.5%

Total return:
Total return before incentive fees	(6.0)%	(5.6)%	5.7%	6.2%	0.1%	1.1%	9.1%	10.2%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(6.0)%	(5.6)%	5.7%	6.2%	0.1%	1.1%	9.1%	10.2%

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended June 30, 2020 and 2019 were 2,015 and 3,643, respectively. The monthly average number of futures contracts traded by the Partnership during the six months ended June 30, 2020 and 2019 were 2,093 and 3,516, respectively. The monthly average number of metals forward contracts traded by the Partnership during the three months ended June 30, 2020 and 2019 were 567 and 495, respectively. The monthly average number of metals forward contracts traded by the Partnership during the six months ended June 30, 2020 and 2019 were 572 and 428, respectively. The monthly average notional values of currency forward contracts traded by the Partnership during the three months ended June 30, 2020 and 2019 were $317,819,336 and $760,666,346, respectively. The monthly average notional values of currency forward contracts traded by the Partnership during the six months ended June 30, 2020 and 2019 were $420,818,478 and $669,368,344, respectively.

The following tables summarize the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2020 and December 31, 2019, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
June 30, 2020	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$598,822	$(294,629)	$304,193	$-	$-	$304,193
Forwards	1,353,625	(1,353,625)	-	-	-	-

Total assets	$1,952,447	$(1,648,254)	$304,193	$-	$-	$304,193

Liabilities
Futures	$(294,629)	$294,629	$-	$-	$-	$-
Forwards	(1,861,414)	1,353,625	(507,789)	-	507,789	-

Total liabilities	$(2,156,043)	$1,648,254	$(507,789)	$-	$507,789	$-

Net fair value						$304,193	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$757,718	$(757,718)	$-	$-	$-	$-
Forwards	3,084,676	(3,084,676)	-	-	-	-

Total assets	$3,842,394	$(3,842,394)	$-	$-	$-	$-

Liabilities
Futures	$(1,203,727)	$757,718	$(446,009)	$-	$446,009	$-
Forwards	(3,765,787)	3,084,676	(681,111)	-	681,111	-

Total liabilities	$(4,969,514)	$3,842,394	$(1,127,120)	$-	$1,127,120	$-

Net fair value						$-	*

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of June 30, 2020 and December 31, 2019, respectively.

Assets	June 30, 2020
Futures Contracts
Energy	$116,235
Grains	44,971
Indices	79,138
Interest Rates U.S.	79,861
Interest Rates Non-U.S.	218,030
Livestock	610
Metals	59,235
Softs	742

Total unrealized appreciation on open futures contracts	598,822

Liabilities
Futures Contracts
Energy	(32,389)
Grains	(89,172)
Indices	(100,893)
Interest Rates U.S.	(902)
Interest Rates Non-U.S.	(36,902)
Livestock	(4,328)
Metals	(2,250)
Softs	(27,793)

Total unrealized depreciation on open futures contracts	(294,629)

Net unrealized appreciation on open futures contracts	$304,193	*

Assets
Forward Contracts
Currencies	$926,912
Metals	426,713

Total unrealized appreciation on open forward contracts	1,353,625

Liabilities
Forward Contracts
Currencies	(1,228,781)
Metals	(632,633)

Total unrealized depreciation on open forward contracts	(1,861,414)

Net unrealized depreciation on open forward contracts	$(507,789)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2019
Futures Contracts
Energy	$222,120
Grains	15,267
Indices	167,959
Interest Rates U.S.	54,968
Interest Rates Non-U.S.	150,708
Livestock	2,320
Metals	142,058
Softs	2,318

Total unrealized appreciation on open futures contracts	757,718

Liabilities
Futures Contracts
Energy	(23,343)
Grains	(188,403)
Indices	(125,346)
Interest Rates U.S.	(35,983)
Interest Rates Non-U.S.	(680,331)
Livestock	(14,750)
Metals	(4,595)
Softs	(130,976)

Total unrealized depreciation on open futures contracts	(1,203,727)

Net unrealized depreciation on open futures contracts	$(446,009)	*

Assets
Forward Contracts
Currencies	$2,642,228
Metals	442,448

Total unrealized appreciation on open forward contracts	3,084,676

Liabilities
Forward Contracts
Currencies	(2,938,180)
Metals	(827,607)

Total unrealized depreciation on open forward contracts	(3,765,787)

Net unrealized depreciation on open forward contracts	$(681,111)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2020		2019		2020		2019
Currencies	$(1,103,291)		$(356,252)		$1,353,347		$(771,454)
Energy	(107,430)		40,156		920,944		(447,741)
Grains	(220,618)		(796,003)		(177,961)		(421,397)
Indices	16,401		1,126,739		(4,176,450)		1,924,992
Interest Rates U.S.	163,178		493,918		436,693		922,219
Interest Rates Non-U.S.	(38,073)		1,997,620		1,597,323		3,283,904
Livestock	25,528		158,235		524,883		110,752
Metals	(150,853)		(341,991)		904,128		(572,456)
Softs	(73,634)		62,609		(273,648)		(144,803)

Total	$(1,488,792)	***	$2,385,031	***	$1,109,259	***	3,884,016	***

***	This amount is in “Total trading results” in the Partnership’s Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, exchange-traded swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended June 30, 2020 and as of December 31, 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$598,822	$598,822	$-	$-
Forwards	1,353,625	-	1,353,625	-

Total assets	$1,952,447	$598,822	$1,353,625	$-

Liabilities
Futures	$294,629	$294,629	$-	$-
Forwards	1,861,414	-	1,861,414	-

Total liabilities	$2,156,043	$294,629	$1,861,414	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$757,718	$757,718	$-	$-
Forwards	3,084,676	-	3,084,676	-

Total assets	$3,842,394	$757,718	$3,084,676	$-

Liabilities
Futures	$1,203,727	$1,203,727	$-	$-
Forwards	3,765,787	-	3,765,787	-

Total liabilities	$4,969,514	$1,203,727	$3,765,787	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 53.3% of the Partnership’s contracts are traded OTC.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events, other than disclosed below requiring adjustment to or disclosure in the financial statements.

Effective July 1, 2020, the ongoing selling agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A Redeemable Unit holders from an annual rate of 2.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units.

Additionally, effective July 1, 2020, the general partner administrative fee paid by the Partnership to the General Partner was reduced for all limited partners from a monthly rate of 1/12th of 0.90% of month-end adjusted net assets per class to a monthly rate of 1/12th of 0.75% of month-end adjusted net assets per class.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2020.

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

For the six months ended June 30, 2020, the Partnership’s capital decreased 18.4% from $34,178,468 to $27,886,417. This decrease was attributable to redemptions of 4,828.9560 Class A Redeemable Units totaling $6,658,932, which were offset by net income of $366,881. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2020, the net asset value per Class A Redeemable Unit decreased 6.0% from $1,394.51 to $1,310.18, as compared to an increase of 5.7% in the second quarter of 2019. During the Partnership’s second quarter of 2020, the net asset value per Class Z Redeemable Unit decreased 5.6% from $1,007.23 to $951.09, as compared to an increase of 6.2% in the second quarter of 2019. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2020 of $1,488,792. Losses were primarily attributable to the Partnership’s trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals and softs, and were partially offset by gains in indices, U.S. interest rates and livestock. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2019 of $2,385,031. Gains were primarily attributable to the Partnership’s trading of commodity futures in energy, indices, U.S. & non-U.S. interest rates, livestock and softs and were partially offset by losses in currencies, grains and metals.

During the second quarter, the most notable losses were recorded from short positions in the Norwegian krone and Australian dollar versus the U.S. dollar as the relative value these “commodity currencies” were broadly supported by risk-on sentiment. Within the agricultural complex, losses were experienced during May and June from short futures positions in corn and soybeans as prices increased due to declining acreage estimates in the U.S. Losses were also recorded within the metals sector during April, May, and June from short positions in base metals as prices climbed higher amid speculation of increased demand from China. Additional losses were incurred during the quarter from futures positions in precious metals. Within the energy markets, losses were incurred during May from short positions in crude oil futures as oil production cuts helped balance global supplies, pushing prices higher. The Partnership’s overall trading losses for the quarter were partially offset by trading gains within global interest rates during May from long futures positions as prices moved higher, reflecting the precarious nature of the economic recovery and escalating Chinese-U.S. trade tensions. Within the global stock index markets, gains were recorded during May and June from long positions in U.S. and Asian equity index futures as stock prices rebounded amid re-emerging demand for risk assets.

During the Partnership’s six months ended June 30, 2020, the net asset value per Class A Redeemable Unit increased 0.1% from $1,309.01 to $1,310.18, as compared to an increase of 9.1% in the six months ended June 30, 2019. During the Partnership’s six months ended June 30, 2020, the net asset value per Class Z Redeemable Unit increased 1.1% from $940.72 to $951.09, as compared to an increase of 10.2% in the six months ended June 30, 2019. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2020 of $1,109,259. Gains were primarily attributable to the Partnership’s trading of commodity futures in currencies, energy, U.S. & non-U.S. interest rates, livestock and metals and were partially offset by losses in grains, indices and softs. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2019 of $3,884,016. Gains were primarily attributable to the Partnership’s trading of commodity futures in indices, U.S. & non-U.S. interest rates and livestock and were partially offset by losses in currencies, energy, grains, metals and softs.

During the first six months of the year, the most significant gains were achieve within global interest rates during January, February, and May from long positions in non-U.S. and U.S. fixed income futures as investors sought out safe-haven investments. Gains were recorded within the currency sector throughout the first quarter from short positions in the Australian dollar and Norwegian krone versus the U.S. dollar as concerns from the COVID-19 virus caused investors to shift from commodity-linked currencies to safe-haven currencies. Within the energy complex, gains were experienced during January, February, May, and June from short natural gas futures positions as prices declined due to mild weather across the U.S. and ample supplies. Gains were also experienced in the metals complex throughout the first quarter from short futures positions in industrial metals as prices weakened due to the coronavirus raising concerns about global economic growth and weakening demand. A portion of the Partnership’s trading gains for the first six months of the year was offset by trading losses in the global stock index sector primarily during the first quarter from long positions in Asian, European, and U.S. equity index futures as prices entered into a historic correction as the coronavirus pandemic intensified.

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

Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. During the reporting period, any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned directly on U.S. Treasury bills and money market mutual fund securities owned by the Partnership will be retained by the Partnership. Interest income earned directly for the three and six months ended June 30, 2020 decreased by $191,403 and $284,803, respectively, as compared to the corresponding periods in 2019. The decrease in interest income is primarily due to lower interest rates during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership, and (3) interest rates over which the Partnership and MS&Co. have no control.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the periods. Clearing fees related to direct investments for the three and six months ended June 30, 2020 decreased by $22,797 and $19,629, respectively, as compared to the corresponding periods in 2019. The decrease in clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2020 decreased by $34,772 and $39,834, respectively, as compared to the corresponding periods in 2019. The decrease in ongoing selling agent fees is due to a decrease in average net assets attributable to Class A Redeemable Units during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three and six months ended June 30, 2020 decreased by $26,176 and $30,419, respectively, as compared to the corresponding periods in 2019. The decrease in management fees is due to a decrease in average net assets per Class during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other factors, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2020 decreased by $15,705 and $18,251, respectively, as compared to the corresponding periods in 2019. The decrease in General Partner fees is due to a decrease in average net assets per Class during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2020 and 2019. The Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category for the Partnership as of June 30, 2020 and December 31, 2019, and the highest, lowest and average value at any point during the three months ended June 30, 2020 and during the twelve months ended December 31, 2019. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of June 30, 2020 the Partnership’s total capitalization was $27,886,417. The Partnership’s Value at Risk as of June 30, 2020 was as follows:

June 30, 2020

			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$3,698,241	13.26%	$4,025,870	$-	$1,603,516
Energy	425,653	1.53	588,929	142,405	369,530
Grains	385,303	1.38	433,565	32,996	172,898
Indices	1,122,985	4.03	1,243,037	304,155	668,694
Interest Rates U.S.	280,235	1.00	562,593	60,262	328,348
Interest Rates Non-U.S.	818,870	2.94	1,553,931	599,692	1,022,688
Livestock	21,538	0.08	29,158	3,353	16,459
Metals	468,424	1.68	483,609	187,421	317,765
Softs	140,182	0.50	214,819	39,712	123,228

Total	$7,361,431	26.40%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2020, there were no additional subscriptions of Class A Redeemable Units. Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	2,982.9500	$1,382.01	N/A	N/A
May 1, 2020 - May 31, 2020	344.0800	$1,348.57	N/A	N/A
June 1, 2020 - June 30, 2020	258.8680	$1,310.18	N/A	N/A
	3,585.8980	$1,373.62

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to June 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: August 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.