Form 10-Q
period 2020-09-30
POTOMAC FUTURES FUND LP
filed 2020-11-12
CIK 1043565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes          No X

As of October 31, 2020, 19,081.8598 Limited Partnership Class A Redeemable Units were outstanding and 22.3230 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Potomac Futures Fund L.P.

Statements of Financial Condition

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$18,495,339	$25,418,567
Restricted cash	6,516,664	10,484,390
Net unrealized appreciation on open futures contracts	275,168	-

Total equity in trading account	25,287,171	35,902,957

Interest receivable	1,472	38,067

Total assets	$25,288,643	$35,941,024

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$446,009
Net unrealized depreciation on open forward contracts	9,916	681,111
Accrued expenses:
Ongoing selling agent fees	20,735	57,335
Management fees	31,429	43,144
General Partner fees	15,715	25,886
Professional fees	114,692	241,545
Redemptions payable to Limited Partners	287,058	267,526

Total liabilities	479,545	1,762,556

Partners’ Capital:
General Partner, Class Z, 412.4990 Redeemable Units outstanding at September 30, 2020 and December 31, 2019	373,564	388,047
Limited Partners, Class Z, 22.3230 Redeemable Units outstanding at September 30, 2020 and December 31, 2019	20,216	21,000
Limited Partners, Class A, 19,620.1348 and 25,797.7368 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	24,415,318	33,769,421

Total partners’ capital (net asset value)	24,809,098	34,178,468

Total liabilities and partners’ capital	$25,288,643	$35,941,024

Net asset value per Redeemable Unit:
Class A	$1,244.40	$1,309.01

Class Z	$905.61	$940.72

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Condensed Schedule of Investments

September 30, 2020

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	3	$(1,970)	(0.01)%
Grains	80	35,020	0.14
Indices	81	(64,441)	(0.25)
Interest Rates U.S.	269	(2,836)	(0.01)
Interest Rates Non-U.S.	825	95,384	0.39
Livestock	4	762	0.00 *
Metals	28	40,455	0.16
Softs	113	70,065	0.28

Total futures contracts purchased		172,439	0.70

Futures Contracts Sold
Energy	98	133,150	0.53
Grains	4	(5,975)	(0.02)
Indices	95	(11,695)	(0.05)
Interest Rates U.S.	1	(344)	(0.00) *
Interest Rates Non-U.S.	220	(5,567)	(0.02)
Livestock	13	(6,840)	(0.03)

Total futures contracts sold		102,729	0.41

Net unrealized appreciation on open futures contracts		$275,168	1.11%

Unrealized Appreciation on Open Forward Contracts
Currencies	$95,248,473	$1,194,195	4.81%
Metals	115	237,496	0.96

Total unrealized appreciation on open forward contracts		1,431,691	5.77

Unrealized Depreciation on Open Forward Contracts
Currencies	$100,338,571	(1,246,828)	(5.02)
Metals	111	(194,779)	(0.79)

Total unrealized depreciation on open forward contracts		(1,441,607)	(5.81)

Net unrealized depreciation on open forward contracts		$(9,916)	(0.04)%

*	Due to rounding.

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

Potomac Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$5,608	$185,970	$107,400	$572,565

Total investment income	5,608	185,970	107,400	572,565

Expenses:
Clearing fees related to direct investments	54,913	57,075	155,684	177,475
Ongoing selling agent fees	64,862	196,023	397,391	568,386
Management fees	98,265	147,416	349,121	428,691
General Partner fees	49,132	88,449	199,646	257,214
Professional fees	19,499	35,770	28,999	177,095

Total expenses	286,671	524,733	1,130,841	1,608,861
Expenses borne by the General Partner	-	(15,391)	-	(66,547)

Net expenses	286,671	509,342	1,130,841	1,542,314

Net investment loss	(281,063)	(323,372)	(1,023,441)	(969,749)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,539,413)	3,415,772	(1,353,473)	7,186,427
Net change in unrealized gains (losses) on open contracts	468,860	(584,693)	1,392,179	(471,332)

Total trading results	(1,070,553)	2,831,079	38,706	6,715,095

Net income (loss)	$(1,351,616)	$2,507,707	$(984,735)	5,745,346

Net income (loss) per Redeemable Unit *:
Class A	$(65.78)	$90.17	$(64.61)	$202.12

Class Z	$(45.48)	$69.29	$(35.11)	$157.69

Weighted average Redeemable Units outstanding:
Class A	20,337.8705	27,000.4485	22,780.0689	28,425.7895

Class Z	434.8220	434.8220	434.8220	505.1829

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Potomac Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$16,975,265	13,800.2198	$213,492	246.4190	$17,188,757	14,046.6388
Subscriptions - General Partner	-	-	269,705	311.3000	269,705	311.3000
Subscriptions - Limited Partners	20,370,031	16,558.7600	19,340	22.3230	20,389,371	16,581.0830
Redemptions - General Partner	-	-	(135,005)	(145.2200)	(135,005)	(145.2200)
Redemptions - Limited Partners	(5,221,003)	(3,971.4670)	-	-	(5,221,003)	(3,971.4670)
Net income (loss)	5,667,589	-	77,757	-	5,745,346	-

Partners’ Capital, September 30, 2019	$37,791,882	26,387.5128	$445,289	434.8220	$38,237,171	26,822.3348

Partners’ Capital, June 30, 2019	$37,028,781	27,591.8508	$415,157	434.8220	$37,443,938	28,026.6728
Redemptions - Limited Partners	(1,714,474)	(1,204.3380)	-	-	(1,714,474)	(1,204.3380)
Net income (loss)	2,477,575	-	30,132	-	2,507,707	-

Partners’ Capital, September 30, 2019	$37,791,882	26,387.5128	$445,289	434.8220	$38,237,171	26,822.3348

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$33,769,421	25,797.7368	$409,047	434.8220	$34,178,468	26,232.5588
Redemptions - Limited Partners	(8,384,635)	(6,177.6020)	-	-	(8,384,635)	(6,177.6020)
Net income (loss)	(969,468)	-	(15,267)	-	(984,735)	-

Partners’ Capital, September 30, 2020	$24,415,318	19,620.1348	$393,780	434.8220	$24,809,098	20,054.9568

Partners’ Capital, June 30, 2020	$27,472,863	20,968.7808	$413,554	434.8220	$27,886,417	21,403.6028
Redemptions - Limited Partners	(1,725,703)	(1,348.6460)	-	-	(1,725,703)	(1,348.6460)
Net income (loss)	(1,331,842)	-	(19,774)	-	(1,351,616)	-

Partners’ Capital, September 30, 2020	$24,415,318	19,620.1348	$393,780	434.8220	$24,809,098	20,054.9568

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

During the reporting periods ended September 30, 2020 and 2019, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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

The General Partner is not aware of any material changes to the trading program other than as discussed above during the fiscal quarter ended September 30, 2020.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Partnership has also entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, effective July 1, 2020, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 1.0% per year of the Partnership’s adjusted month-end net assets for Class A Redeemable Units. Prior to July 1, 2020, the ongoing selling agent fee Morgan Stanley Wealth Management received was 2.0% per year of the Partnership’s adjusted month-end net assets for Class A Redeemable Units. Class Z Redeemable Units are not subject to the ongoing selling agent fee. The ongoing selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisors of Morgan Stanley Wealth Management who sell Class A Redeemable Units in the Partnership.

Effective July 1, 2020, the general partner administrative fee paid by the Partnership to the General Partner was reduced for all limited partners from a monthly rate of 1/12th of 0.90% of month-end adjusted net assets per class to a monthly rate of 1/12th of 0.75% of month-end adjusted net assets per class adjusted net assets per Class.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2020, the results of its operations and the changes in partners’ capital for the three and nine months ended September 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2020 and 2019, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $6,516,664 and $10,484,390, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(209,240) (proceeds of $209,243) at September 30, 2020 and $308,671 (cost of $308,475) at December 31, 2019.

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit oustanding throughout the period): *
Net realized and unrealized gains (losses)	$(52.12)	$(37.87)	$102.09	$72.62	$(20.06)	$(15.16)	$236.06	$167.57
Net investment loss	(13.66)	(7.61)	(11.92)	(3.33)	(44.55)	(19.95)	(33.94)	(9.88)

Increase (decrease) for the period	(65.78)	(45.48)	90.17	69.29	(64.61)	(35.11)	202.12	157.69
Net asset value per Redeemable Unit, beginning of period	1,310.18	951.09	1,342.02	954.78	1,309.01	940.72	1,230.07	866.38

Net asset value per Redeemable Unit, end of period	$1,244.40	$905.61	$1,432.19	$1,024.07	$1,244.40	$905.61	$1,432.19	$1,024.07

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.3)%	(3.2)%	(3.4)%	(1.3)%	(4.5)%	(2.8)%	(3.5)%	(1.4)%

Operating expenses before expenses borne by the General
Partner and incentive fees	4.4%	3.3%	5.3%	3.2%	5.0%	3.2%	5.5%	3.4%
Expenses borne by the General Partner	-%	-%	(0.2)%	(0.2)%	-%	-%	(0.2)%	(0.2)%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General
Partner and incentive fees	4.4%	3.3%	5.1%	3.0%	5.0%	3.2%	5.3%	3.2%

Total return:
Total return before incentive fees	(5.0)%	(4.8)%	6.7%	7.3%	(4.9)%	(3.7)%	16.4%	18.2%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(5.0)%	(4.8)%	6.7%	7.3%		(3.7)%	16.4%	18.2%

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended September 30, 2020 and 2019 were 1,804 and 2,885, respectively. The monthly average number of futures contracts traded by the Partnership during the nine months ended September 30, 2020 and 2019 were 1,996 and 3,305, respectively. The monthly average number of metals forward contracts traded by the Partnership during the three months ended September 30, 2020 and 2019 were 483 and 567, respectively. The monthly average number of metals forward contracts traded by the Partnership during the nine months ended September 30, 2020 and 2019 were 542 and 475, respectively. The monthly average notional values of currency forward contracts traded by the Partnership during the three months ended September 30, 2020 and 2019 were   $415,467,750 and   $642,832,216, respectively. The monthly average notional values of currency forward contracts traded by the Partnership during the nine months ended September 30, 2020 and 2019 were   $419,034,902 and   $660,522,968, respectively.

The following tables summarize the gross and net amounts relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2020 and December 31, 2019, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2020	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$515,162	$(239,994)	$275,168	$-	$-	$275,168
Forwards	1,431,691	(1,431,691)	-	-	-	-

Total assets	$1,946,853	$(1,671,685)	$275,168	$-	$-	$275,168

Liabilities
Futures	$(239,994)	$239,994	$-	$-	$-	$-
Forwards	(1,441,607)	1,431,691	(9,916)	-	9,916	-

Total liabilities	$(1,681,601)	$1,671,685	$(9,916)	$-	$9,916	$-

Net fair value						$275,168	*

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2019	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$757,718	$(757,718)	$-	$-	$-	$-
Forwards	3,084,676	(3,084,676)	-	-	-	-

Total assets	$3,842,394	$(3,842,394)	$-	$-	$-	$-

Liabilities
Futures	$(1,203,727)	$757,718	$(446,009)	$-	$446,009	$-
Forwards	(3,765,787)	3,084,676	(681,111)	-	681,111	-

Total liabilities	$(4,969,514)	$3,842,394	$(1,127,120)	$-	$1,127,120	$-

Net fair value						$-	*

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

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities for the Partnership as of September 30, 2020 and December 31, 2019, respectively.

Assets	September 30, 2020
Futures Contracts
Energy	$138,155
Grains	47,739
Indices	56,349
Interest Rates U.S.	9,179
Interest Rates Non-U.S.	134,647
Livestock	1,575
Metals	55,798
Softs	71,720

Total unrealized appreciation on open futures contracts	515,162

Liabilities
Futures Contracts
Energy	(6,975)
Grains	(18,694)
Indices	(132,485)
Interest Rates U.S.	(12,359)
Interest Rates Non-U.S.	(44,830)
Livestock	(7,653)
Metals	(15,343)
Softs	(1,655)

Total unrealized depreciation on open futures contracts	(239,994)

Net unrealized appreciation on open futures contracts	$275,168	*

Assets
Forward Contracts
Currencies	$1,194,195
Metals	237,496

Total unrealized appreciation on open forward contracts	1,431,691

Liabilities
Forward Contracts
Currencies	(1,246,828)
Metals	(194,779)

Total unrealized depreciation on open forward contracts	(1,441,607)

Net unrealized depreciation on open forward contracts	$(9,916)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2019
Futures Contracts
Energy	$222,120
Grains	15,267
Indices	167,959
Interest Rates U.S.	54,968
Interest Rates Non-U.S.	150,708
Livestock	2,320
Metals	142,058
Softs	2,318

Total unrealized appreciation on open futures contracts	757,718

Liabilities
Futures Contracts
Energy	(23,343)
Grains	(188,403)
Indices	(125,346)
Interest Rates U.S.	(35,983)
Interest Rates Non-U.S.	(680,331)
Livestock	(14,750)
Metals	(4,595)
Softs	(130,976)

Total unrealized depreciation on open futures contracts	(1,203,727)

Net unrealized depreciation on open futures contracts	$(446,009)	*

Assets
Forward Contracts
Currencies	$2,642,228
Metals	442,448

Total unrealized appreciation on open forward contracts	3,084,676

Liabilities
Forward Contracts
Currencies	(2,938,180)
Metals	(827,607)

Total unrealized depreciation on open forward contracts	(3,765,787)

Net unrealized depreciation on open forward contracts	$(681,111)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2020		2019		2020		2019
Currencies	$(342,326)		$571,646		$1,011,021		$(199,808)
Energy	(238,106)		(359,241)		682,838		(806,982)
Grains	(363,573)		275,381		(541,534)		(146,016)
Indices	(478,634)		574,526		(4,655,084)		2,499,518
Interest Rates U.S.	10,318		(103,624)		447,011		818,595
Interest Rates Non-U.S.	(216,538)		1,658,146		1,380,785		4,942,050
Livestock	(100,058)		40,638		424,825		151,390
Metals	658,978		62,463		1,563,106		(509,993)
Softs	(614)		111,144		(274,262)		(33,659)

Total	$(1,070,553)	***	$2,831,079	***	$38,706	***	6,715,095	***

***	This amount is in “Total trading results” in the Partnership’s Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, exchange-traded swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are or were not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended September 30, 2020 and as of December 31, 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Potomac Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$515,162	$515,162	$-	$-
Forwards	1,431,691	-	1,431,691	-

Total assets	$1,946,853	$515,162	$1,431,691	$-

Liabilities
Futures	$239,994	$239,994	$-	$-
Forwards	1,441,607	-	1,441,607	-

Total liabilities	$1,681,601	$239,994	$1,441,607	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$757,718	$757,718	$-	$-
Forwards	3,084,676	-	3,084,676	-

Total assets	$3,842,394	$757,718	$3,084,676	$-

Liabilities
Futures	$1,203,727	$1,203,727	$-	$-
Forwards	3,765,787	-	3,765,787	-

Total liabilities	$4,969,514	$1,203,727	$3,765,787	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 43.5% to 57.5% of the Partnership’s contracts are traded OTC.

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) receivable from the General Partner and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2020.

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

For the nine months ended September 30, 2020, the Partnership’s capital decreased 27.4% from $34,178,468 to $24,809,098. This decrease was attributable to redemptions of 6,177.6020 Class A Redeemable Units totaling $8,384,635 and net loss of $984,735. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2020, the net asset value per Class A Redeemable Unit decreased 5.0% from $1,310.18 to $1,244.40, as compared to an increase of 6.7% in the third quarter of 2019. During the Partnership’s third quarter of 2020, the net asset value per Class Z Redeemable Unit decreased 4.8% from $951.09 to $905.61, as compared to an increase of 7.3% in the third quarter of 2019. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2020 of $1,070,553. Losses were primarily attributable to the Partnership’s trading of commodity futures in currencies, energy, grains, indices, non-U.S. interest rates, livestock and softs, and were partially offset by gains in U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2019 of $2,831,079. Gains were primarily attributable to the Partnership’s trading of commodity futures in currencies, grains, indices, non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy and U.S. interest rates.

During the third quarter, the most notable losses were recorded within the stock index sector during September from long futures positions in U.S., European, and Asian indices as investors shied away from “risk assets”. Within the agricultural complex, losses were experienced throughout the quarter from short futures positions in soybean related products as prices increased due to declining acreage estimates in the U.S. and increased exports to China. Additional losses were incurred in currencies during July from short positions in the Swedish krona, British pound, Australian dollar, and Hungarian forint versus the U.S. dollar as the relative value of the U.S. dollar decreased amid weak economic data. In global interest rates, losses were incurred during August from long positions in global fixed income futures as prices declined due to an improving global economic outlook. Within the energies, losses were experienced primarily during August from short positions in natural gas futures as a heatwave in the western U.S. caused a spike in demand for power generation, pushing prices higher. The Partnership’s overall trading losses for the quarter were partially offset by trading gains within the metals complex during July from long futures positions in precious metals as prices increased due to safe haven demand. Additional gains were recorded in this sector during August from long industrial metals futures positions as prices rallied amid the weakening U.S. dollar and improved economic growth expectations.

During the Partnership’s nine months ended September 30, 2020, the net asset value per Class A Redeemable Unit decreased 4.9% from $1,309.01 to $1,244.40, as compared to an increase of 16.4% in the nine months ended September 30, 2019. During the Partnership’s nine months ended September 30, 2020, the net asset value per Class Z Redeemable Unit decreased 3.7% from $940.72 to $905.61, as compared to an increase of 18.2% in the nine months ended September 30, 2019. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2020 of $38,706. Gains were primarily attributable to the Partnership’s trading of commodity futures in currencies, energy, U.S. & non-U.S. interest rates, livestock and metals and were partially offset by losses in grains, indices and softs. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2019 of $6,715,095. Gains were primarily attributable to the Partnership’s trading of commodity futures in indices, U.S. & non-U.S. interest rates and livestock and were partially offset by losses in currencies, energy, grains, metals and softs.

During the first nine months of the year, the most significant losses were incurred within global stock indices throughout the first quarter, as well as in September, from long positions in Asian, European, and U.S. equity index futures as prices fell as the effects of the coronavirus pandemic weighed on the global economy. Within the agricultural complex, losses were experienced during May, June, and throughout the third quarter from short futures positions in corn and soybean related products as prices increased due to declining acreage estimates in the U.S. and increased exports to China. A portion of the Partnership’s trading losses for the first nine months of the year was offset by trading gains in the global interest rates sector during January, February, May, July, and September from long positions in non-U.S. and U.S. fixed income futures as investors sought out safe-haven investments. Gains were also experienced in the metals complex throughout the first quarter from short futures positions in industrial metals as prices weakened due to the coronavirus raising concerns about global economic growth and weakening demand. Additional gains within this sector were experienced in precious and industrial metals during July and August. Gains were recorded within the currency sector throughout the first quarter from short positions in the Australian dollar and Norwegian krone versus the U.S. dollar as concerns from the COVID-19 virus caused investors to shift from commodity-linked currencies to safe-haven currencies. Within the energy complex, gains were experienced during January, February, May, and June from short natural gas futures positions as prices declined due to mild weather across the U.S. and ample supplies. Additional gains were achieved in this sector during September from short positions in gas oil, heating oil, and Brent crude oil as energy prices fell.

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

Effective April 1, 2017, interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. During the reporting period, any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned directly on U.S. Treasury bills and money market mutual fund securities owned by the Partnership will be retained by the Partnership. Interest income earned directly for the three and nine months ended September 30, 2020 decreased by $180,362 and $465,165, respectively, as compared to the corresponding periods in 2019. The decrease in interest income is primarily due to lower interest rates during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of Treasury bills and/or money market mutual fund securities held by the Partnership, and (3) interest rates over which the Partnership and MS&Co. have no control.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the periods. Clearing fees related to direct investments for the three and nine months ended September 30, 2020 decreased by $2,162 and $21,791, respectively, as compared to the corresponding periods in 2019. The decrease in clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2020 decreased by $131,161 and $170,995, respectively, as compared to the corresponding periods in 2019. The decrease in ongoing selling agent fees is due to a decrease in average net assets attributable to Class A Redeemable Units during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the ongoing selling agent fee rate from 1/12th of 2.00% to 1/12th of 1.00% for Class A Redeemable Units effective July 1, 2020.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2020 decreased by $49,151 and $79,570, respectively, as compared to the corresponding periods in 2019. The decrease in management fees is due to a decrease in average net assets per Class during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other factors, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2020 decreased by $39,317 and $57,568, respectively, as compared to the corresponding periods in 2019. The decrease in General Partner fees is due to a decrease in average net assets per Class during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the General Partner fees rate from 1/12th of 0.90% to 1/12th of 0.75% effective July 1, 2020.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2020 and 2019. The Advisor will not be paid incentive fees until the Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the open positions by market category for the Partnership as of September 30, 2020 and December 31, 2019, and the highest, lowest and average value at any point during the three months ended September 30, 2020 and during the twelve months ended December 31, 2019. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of September 30, 2020 the Partnership’s total capitalization was $24,809,098. The Partnership’s Value at Risk as of September 30, 2020 was as follows:

September 30, 2020

			Three Months Ended September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,860,355	11.53%	$4,439,259	$2,732,792	$3,670,197
Energy	335,342	1.35	612,742	138,872	352,973
Grains	100,991	0.41	347,298	67,642	199,137
Indices	1,384,341	5.58	1,785,946	558,094	1,221,145
Interest Rates U.S.	248,531	1.00	363,222	68,746	249,746
Interest Rates Non-U.S.	800,063	3.22	1,304,910	484,323	950,296
Livestock	23,216	0.09	86,922	2,475	31,205
Metals	545,271	2.20	656,615	273,159	434,238
Softs	175,846	0.71	231,099	69,181	135,242

Total	$6,473,956	26.09%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended

September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7.5 million.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS&Co.’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals, which the First Department denied on July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2020, there were no additional subscriptions of Class A Redeemable Units. Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	774.7650	$1,303.44	N/A	N/A
August 1, 2020 - August 31, 2020	343.2010	$1,249.37	N/A	N/A
September 1, 2020 -September 30, 2020	230.6800	$1,244.40	N/A	N/A
	1,348.6460	$1,279.58

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

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to September 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: November 12, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 12, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.